Form 10-Q
period 2020-05-31
Accolade, Inc.
filed 2020-08-13
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39348

ACCOLADE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		01-0969591 (I.R.S. Employer Identification No.)
1201 Third Avenue, Suite 1700 Seattle, WA 98101 (Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (206) 926-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ACCD	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2020, 49,143,591 shares of the registrant’s common stock were outstanding.

ACCOLADE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "target," "will," or "would" or the negative of these words or other similar terms or expressions. Forward-looking statements include information related to our financial performance and possible or assumed future results of operations and expenses, our outlook, business strategies and plans, business environment, market size, product capabilities, timing of new product releases, the impact of our focus areas and key initiatives, and potential future growth. Forward-looking statements include all statements that are not historical facts.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	May 31,	February 29,
Assets	2020	2020
Current assets:
Cash and cash equivalents	$77,682	$33,155
Accounts receivable	2,971	294
Unbilled revenue	234	895
Current portion of deferred contract acquisition costs	1,395	1,368
Current portion of deferred financing fees	279	279
Prepaid and other current assets	14,193	12,944
Total current assets	96,754	48,935
Property and equipment, net	12,598	13,625
Goodwill	4,013	4,013
Acquired technology, net	1,692	2,054
Deferred contract acquisition costs	4,103	3,876
Other assets	1,322	745
Total assets	$120,482	$73,248
Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$4,940	$5,273
Accrued expenses	4,375	6,580
Accrued compensation	26,627	23,838
Deferred rent and other current liabilities	729	674
Due to customers	4,278	4,674
Current portion of deferred revenue	34,444	28,919
Total current liabilities	75,393	69,958
Loans payable, net of unamortized issuance costs	72,524	21,144
Deferred rent and other noncurrent liabilities	5,614	5,523
Deferred revenue	426	396
Total liabilities	153,957	97,021

Convertible preferred stock :
Preferred stock; 19,513,996 shares authorized; 19,513,939 issued and outstanding at May 31, 2020 and February 29, 2020, respectively (liquidation value of $239,244 at May 31, 2020)	233,022	233,022

Commitments (note 11)
Stockholders’ deficit
Common stock par value $0.0001; 65,000,000 shares authorized; 6,381,257 and 6,033,450 shares issued and outstanding at May 31, 2020 and February 29, 2020, respectively	2	2
Additional paid-in capital	68,329	64,071
Accumulated deficit	(334,828)	(320,868)
Total stockholders’ deficit	(266,497)	(256,795)
Total liabilities, convertible preferred stock and stockholders’ deficit	$120,482	$73,248

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended May 31,
	2020	2019
Revenue	$35,894	$28,763
Cost of revenue, excluding depreciation and amortization	22,239	17,435
Operating expenses:
Product and technology	11,370	11,246
Sales and marketing	7,315	7,662
General and administrative	5,667	5,563
Depreciation and amortization	1,928	2,160
Total operating expenses	26,280	26,631
Loss from operations	(12,625)	(15,303)
Interest expense, net	(1,282)	(543)
Other expense	(15)	(34)
Loss before income taxes	(13,922)	(15,880)
Income tax expense	(38)	(23)
Net loss	$(13,960)	$(15,903)

Net loss per share, basic and diluted	$(1.86)	$(3.22)

Weighted-average common shares outstanding, basic and diluted	7,524,016	4,945,593

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (unaudited)

(In thousands, except shares)

	Convertible Preferred stock		Stockholders' Deficit
			Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance February 28, 2019	18,640,901	$214,664	3,616,549	$1	$38,881	$(269,503)	$(230,621)
Exercise of stock options and common stock warrants	—	—	90,322	—	356	—	356
Stock-based compensation expense	—	—	—	—	1,436	—	1,436
Net loss	—	—	—	—	—	(15,903)	(15,903)
Balance, May 31, 2019	18,640,901	$214,664	3,706,871	$1	$40,673	$(285,406)	$(244,732)

Balance February 29, 2020	19,513,939	$233,022	6,033,450	$2	$64,071	$(320,868)	$(256,795)
Exercise of stock options and common stock warrants	—	—	347,807	—	2,999	—	2,999
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
Net loss	—	—	—	—	—	(13,960)	(13,960)
Balance, May 31, 2020	19,513,939	$233,022	6,381,257	$2	$68,329	$(334,828)	$(266,497)

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended May 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,960)	$(15,903)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization expense	1,928	2,160
Amortization of deferred contract acquisition costs	393	228
Noncash interest expense	141	90
Stock-based compensation expense	1,259	1,436
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(2,016)	(43)
Accounts payable and accrued expenses	(1,683)	(52)
Deferred contract acquisition costs	(647)	(345)
Deferred revenue and due to customer	5,159	2,521
Accrued compensation	2,789	(5,572)
Deferred rent and other liabilities	146	(134)
Other assets	(1,826)	(1,266)
Net cash used in operating activities	(8,317)	(16,880)
Cash flows from investing activities:
Capitalized software development costs	(289)	—
Purchases of property and equipment	(249)	(109)
Net cash used in investing activities	(538)	(109)
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	2,937	345
Proceeds from borrowings on debt	51,166	—
Payments of initial public offering costs	(721)	—
Net cash provided by financing activities	53,382	345
Net increase (decrease) in cash and cash equivalents	44,527	(16,644)
Cash and cash equivalents, beginning of period	33,155	42,701
Cash and cash equivalents, end of period	$77,682	$26,057
Supplemental cash flow information:
Interest paid	$586	$601
Fixed assets included in accounts payable	$42	$16
Other receivable related to stock option exercises	$234	$11
Income taxes paid	$13	$—
Offering costs included in prepaid and other current assets and accounts payable and accrued expenses	$2,474	$—

See accompanying notes to consolidated financial statements.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data)

(1)   Background

(a) Business

Accolade, Inc. was initially organized as a limited liability company under the name Accretive Care LLC in Delaware on January 23, 2007. On June 14, 2010, the company converted from a limited liability company to a Delaware corporation and changed its name to Accolade, Inc.  Accolade’s offices and operations are in Seattle, Washington; Plymouth Meeting, Pennsylvania; Scottsdale, Arizona; Santa Monica, California; and Prague, Czech Republic.

On February 6, 2016, Accolade established a wholly owned subsidiary in the Czech Republic and on July 31, 2019, Accolade acquired all the equity interests of a Delaware corporation (together with Accolade, the Company), and their results of operations have been included in the consolidated financial statements since those respective dates.

The Company provides personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. The Company’s customers are primarily employers that contract with Accolade to provide their employees and their employees’ families (the members) a single place to turn for their health, healthcare, and benefits needs. The service is designed to drive better healthcare outcomes and increased satisfaction for the participants while lowering costs for the payor. The Company provides its services to customers throughout the United States.

(b)  COVID-19

Due to the government-imposed quarantines and other public health safety measures put into place in March 2020, COVID-19 has caused disruption in the markets where we sell our offerings and related services. Although the Company has not experienced any significant impact as a result of the COVID-19 pandemic, the Company will continue to closely monitor for any changes to the Company’s operations and the operations of our customers.

(c)  Initial Public Offering

On July 7, 2020, the Company closed its initial public offering of common stock (IPO) in which the Company issued and sold 11,526,134 shares (inclusive of the underwriters’ over-allotment option to purchase 1,503,408 shares) of common stock at $22.00 per share. The Company received net proceeds of $235,825 after deducting underwriting discounts and commissions and before deducting estimated offering costs of approximately $4,440, of which $3,330 was included in prepaid and other current assets as of May 31, 2020. Upon the closing of the IPO, all shares of outstanding convertible preferred stock converted into 29,479,483 shares of common stock, and an additional 1,401,836 shares of common stock were issued upon the automatic net exercise of warrants that were outstanding as of May 31, 2020.

The shares and proceeds from the IPO and the conversion of outstanding redeemable convertible stock into shares of common stock are not reflected in the consolidated financial statements as of and for the three months ended May 31, 2020.

(2)   Basis of Presentation and Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended February 29, 2020 appearing in the Company’s Final Prospectus for our IPO, dated as of July 1, 2020 and filed with the Securities and Exchange Commission (the SEC) pursuant to Rule 424(b)(4) on July 2, 2020.  Since the date of those audited financial statements, there have been no changes to the Company’s significant accounting policies, other than those detailed below.

(a)  Basis of Presentation and Principles of Consolidation

Accolade’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  Unaudited Interim Financial Statements

The accompanying consolidated financial statements and the related footnote disclosures are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim consolidated financial position as of May 31, 2020 and the results of its operations and its cash flows for the three months ended May 31, 2020 and 2019. The results for the three months ended May 31, 2020, are not necessarily indicative of results to be expected for the year ending February 28, 2021, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the year ended February 29, 2020.

(c)  Capitalized Internal-Use Software Costs

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, including tools that enable the Company’s employees to interact with members and their providers, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred.

Costs related to minor upgrades, minor enhancements, and maintenance activities are expensed as incurred. Costs incurred during the application development stage of the project are capitalized.

Internal-use software is included in property and equipment and is amortized on a straight-line basis over 3 years.

For the three months ended May 31, 2020 and 2019, the Company capitalized $289 and $0, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended May 31, 2020 and 2019 was $1,011 and $1,377, respectively.

(d)  Intangible Assets

As part of the acquisition of MD Insider, Inc. (MDI) in July 2019 (Note 4), the Company acquired an intangible asset in the form of acquired technology in the amount of $2,900. This intangible asset is subject to amortization and is being amortized on the straight-line basis over its estimated useful life of two years. The Company recognized $362 in amortization expense during the three months ended May 31, 2020.

(e)  Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money market funds. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents and performs periodic evaluations of the credit standing of such institutions.

Significant customers are those which represent 10% or more of the Company’s revenue during the period. For each significant customer, revenue as a percentage of total revenue was as follows:

	For the three months ended May 31,
	2020	2019
Customer 1	20%	28%
Customer 2	11%	11%
Customer 3	11%	13%
Total	42%	52%

Accounts receivable outstanding related to these customers at May 31, 2020 was as follows:

May 31, 2020
Customer 1	$—
Customer 2	1,716
Customer 3	132

(f)  Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded in stockholders’ deficit as a reduction of additional paid-in-capital generated as a result of the offering.  Deferred offering costs were $3,330 and $3,042 at May 31, 2020 and February 29, 2020, respectively, and are included within prepaid and other current assets on the accompanying consolidated balance sheets.

(g)  New Accounting Pronouncements Not Yet Adopted

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessor, Leases (Topic 842), which provides guidance on sales tax and other taxes collected from lessees. In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. The guidance (collectively ASC 842) will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASC 842 is effective for the Company for fiscal year ended February 28, 2022. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit loss (CECL) model, which will require entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. ASU 2016-13 is effective for the Company for fiscal year ended February 28, 2023. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Internal Use Software: In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for the year ending February 28, 2022, and interim periods within the year ending February 28, 2023. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

(3) Revenue

The Company earns revenue from its customers by providing personalized health guidance solutions to members. The Company’s solutions allow its members to interact with its Accolade Health Assistants and clinicians through various means of communication, including telephony and secure messaging and via its mobile application and member portal. The Company prices its personalized health guidance solutions using a recurring per-member-per-month fee (PMPM), typically with a portion of the fee calculated as the product of a fixed rate times the number of members (fixed PMPM fee), plus a variable PMPM fee calculated as the product of a variable rate times the number of members (variable PMPM fee). The fees associated with the variable PMPM fee can be earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from the utilization of the Company’s services. Collectively, the fixed PMPM fee and variable PMPM fee are referred to as the total PMPM fee. The Company’s PMPM pricing varies by contract. In certain contracts, the maximum total PMPM fee varies during the contract term (total PMPM rate increases or decreases annually), while in other contracts, the total PMPM maximum fee is consistent over the term, yet the fixed and variable portions vary. For example, in certain contracts the fixed PMPM fee increases on an annual basis while the variable PMPM fee decreases on an annual basis, resulting in the same total PMPM fee throughout the term of the contract.

At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. The Company’s contracts for personalized health guidance solutions generally include two performance obligations: stand ready services as discussed in the following sentence and reporting. The Company’s contracts include stand ready services to provide eligible participants with access to the Company’s services and to perform an unspecified quantity of interactions with members during the contract period. Accordingly, the Company’s services are generally viewed as stand ready performance obligations comprised of a series of distinct daily services that are substantially the same and have the same pattern of transfer. For the stand ready services, the Company satisfies these performance obligations over time and recognizes revenue related to its services as the services are provided using a measure of progress based upon the actual number of members eligible for the service during the respective period as a percentage of the estimated members expected to be eligible for the service over the term of the contract. The Company believes a measure of progress based on the number of members is the most appropriate measurement of control of the services being transferred to the customer as the amount of internal resources necessary to stand ready is directly correlated to the number of members who can use the services. In addition, the Company’s contracts may include additional add-on services as separate performance obligations that are also considered stand ready services. These add-on services have the same pattern of transfer and revenue recognition as discussed above.

As of May 31, 2020, $166,095 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Fiscal year ending February 28(29),
Remainder of 2021	$95,911
2022	51,829
2023	15,655
2024	2,700
Total	$166,095

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes in the deferred revenue balances during the three months ended May 31, 2020 and 2019 were the result of recognized revenue of $21,689 and $16,805, respectively, that were previously included in deferred revenue.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended May 31, 2020 and 2019 was $1,479 and $395, respectively. These amounts relate to prior changes in estimates that were due to the inclusion of consideration that was previously constrained related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $503 and $294 for the three months May 31, 2020 and 2019, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made in two increments as follows: 75% upon signature of the contract, with the remaining 25% upon customer launch. The Company does not pay commissions on contract renewals.

Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $233 and $157 for the three months ended May 31, 2020 and 2019, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $144 and $51 for the three months ended May 31, 2020 and 2019, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $160 and $71 for the three months ended May 31, 2020 and 2019, respectively.

(4)   Acquisition of MD Insider

On July 31, 2019, the Company acquired the outstanding equity interests of MDI. Based in California, MDI is a provider of machine learning-enabled physician performance transparency.  The aggregate purchase price consideration of $6,488 was paid primarily through the issuance of up to 462,691 shares of the Company’s common stock, of which 289,320 were issued as of February 29, 2020, with the remaining shares issuable subject to certain working capital and indemnity adjustments (if applicable). Shareholders were eligible to receive 100,607 additional shares of the Company’s common stock upon the completion of a platform solution, as defined in the purchase agreement (MDI Earnout). The deadline to complete the cost transparency platform solution in order to qualify for the MDI Earnout was initially March 1, 2020, and was subsequently extended to July 1, 2020, by which time it had been earned. During August 2020, the Company issued 96,487 shares of common stock in connection with the MDI Earnout, with the remaining 4,120 shares of common stock expected to be issued during the remainder of fiscal 2021.  The MDI Earnout was accounted for as an equity classified instrument and is not subject to remeasurement in subsequent periods.

(5)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and within the fair value hierarchy:

	May 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$58,107	$—	$—	$58,107
Certificates of deposit	$10,005	$—	$—	$10,005

	February 29, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$21,332	$—	$—	$21,332
Certificates of deposit	$5,000	$—	$—	$5,000

Also, the carrying value of the Company’s debt approximates fair value based on interest rates available for debt with similar terms at May 31, 2020, and February 29, 2020.

(6)   Debt Facility

(a)  Term Loan and Revolving Credit Facility

Term Loan

On January 30, 2017, the Company entered into two debt facilities, one of which was a $20,000 term loan (the Term Loan) and the other a $20,000 revolving credit facility (the 2017 Revolver).

During July 2019, the Company amended the Term Loan, terminated the 2017 Revolver and entered into a new revolving credit facility (the 2019 Revolver).

Under the terms of the Term Loan, the Company was permitted to borrow up to an aggregate principal amount of $20,000, with the total amount of available borrowings subject to certain monthly recurring revenue calculations.

Interest on the outstanding balance was payable monthly at a rate of 11.75%. Principal payments were scheduled to be made monthly beginning January 31, 2019, in equal installments calculated as 1/24th of the outstanding balance on December 31, 2018. However, the Company had the ability to extend the interest only period for an additional twelve months, subject to an additional fee and other conditions, which would extend the maturity date from December 31, 2020 to December 31, 2021. The Company committed to extend this interest only period, and the maturity date was extended to December 31, 2021. As a result, principal payments were scheduled to start January 2020. During July 2019, an amendment was entered into which eliminated monthly payments, with principal to be paid in full in December 2022.

During July 2019, the Company amended the existing Term Loan agreement (Amendment 1), which resulted in an additional $2,000 of availability, increasing total availability to $22,000. Pursuant to the Amendment 1, interest on the outstanding balance was payable monthly at a rate of 10.00% per annum and interest payable-in-kind accrued at a rate of 2.00% per annum, compounded monthly, and was due at maturity. Additionally, the Company was required to pay an exit fee equal to 1% of the aggregate principal borrowings at the time of maturity (end of term charge).

During May 2020, the Company entered into an additional amendment (Amendment 2) to the existing Term Loan agreement, which resulted in an additional $2,500 of availability, increasing total availability to $24,500. Pursuant to Amendment 2, interest on the outstanding balance was payable monthly at a rate of 8.00% per annum and interest payable-in-kind accrued at a rate of 4.50% per annum, compounded monthly, and was due at maturity. Additionally, the Company was required to pay a prepayment fee equal to 2% of the aggregate principal borrowings if prepayment occurred on or prior to December 31, 2020, and 0.50% if prepayment occurred after December 31, 2020 but on or prior to maturity (prepayment fee), plus the end of term charge. As of May 31, 2020, there was $432 of accrued interest payable-in-kind. All outstanding principal, unpaid interest and interest payable-in-kind were due at maturity.

Amendment 2 was accounted for as a debt modification, and all new lender fees were recorded as additional debt discount and third-party costs incurred in connection with the amendment were expensed as incurred.

During the three months ended May 31, 2020 and 2019, the Company recorded interest expense of $794 and $669, respectively, related to the Term Loan of which $81 and $69, respectively, related to the amortization of the debt discount.

As of May 31, 2020, and February 29, 2020, $24,500 and $22,000 was outstanding under the Term Loan, respectively. During July 2020, the Company repaid the amount outstanding in its entirety along with the end of term charge and prepayment fee. Concurrently with this prepayment, the Term Loan agreement was terminated.

Revolving Credit Facility

The 2017 Revolver was a 24-month senior secured $20,000 revolving line of credit, with borrowing availability subject to certain monthly recurring revenue calculations. On April 20, 2018, the Company amended the 2017 Revolver, which modified the revenue covenants, required the Company to exercise the extension of the interest only payment period of the Term Loan through December 2019 and in the event the Company raised proceeds in the aggregate of at least $45,000 as part of a financing event, extended the term of the 2017 Revolver to January 30, 2020. This financing event occurred, and, accordingly, the term of the 2017 Revolver was extended.

Interest on the outstanding balance of the 2017 Revolver was due monthly at a rate of the lending institution’s prime referenced rate plus 1.00%, with the prime reference rate defined as the greater of (i) the lending institution’s prime rate and (ii) the 30-day LIBOR plus 2.50%. Principal and interest were due at maturity.

During July 2019, the Company terminated the 2017 Revolver and entered into a new revolving credit facility (the 2019 Revolver) with a syndicate of two banks, of which one was the lender under the 2017 Revolver. Under the 2019 Revolver, the Company has the capacity to borrow up to $50,000 on a revolving facility, and to the extent certain customer bookings thresholds are achieved, the capacity on the 2019 Revolver may increase by an additional amount of up to $30,000 (resulting in total potential availability of $80,000). Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of May 31, 2020 and February 29, 2020, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,334. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $48,666. As of May 31, 2020, and February 29, 2020, $48,666 and $0 was outstanding, respectively.

During July 2020, the Company repaid all outstanding amounts, including interest, on the 2019 Revolver. No amounts are outstanding as of August 13, 2020.

The 2019 Revolver has a term of 24 months, and there is an automatic extension of an additional 12-month period should the Company achieve certain revenues, as defined. The interest rate on the outstanding borrowings are at LIBOR plus 350 basis points or Base Rate (as defined) plus 250 basis points, and interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The 2019 Revolver was accounted for as a debt modification to which all new lender and third-party fees were deferred. Issuance costs of $543, including the fair value of warrants issued, were capitalized and are being amortized to interest expense over the remainder of the 2019 Revolver term. During the three months ended May 31, 2020 and 2019, the Company recorded interest expense of $557 and $6, respectively, related to the revolving credit facility of which $60 and $6, respectively, related to the amortization of deferred financing fees. As of May 31, 2020 and 2019, the balance of deferred financing fees was $302 and $17, respectively, and is recorded in other assets in the accompanying consolidated balance sheets.

Both the Term Loan and 2019 Revolver are collateralized by substantially all of the assets of the Company.

Current and long-term debt consisted of the following at May 31, 2020 and February 29, 2019:

	May 31, 2020	February 29, 2020

Current - Interest payable – 2019 Revolver	$455	$—
Long-term
2019 Revolver	$48,666	$—
Term loan - principal outstanding	$24,500	$22,000
Interest payable-in-kind	432	273
Unamortized issuance costs	$(1,074)	(1,129)
Total long-term	$72,524	$21,144

(7)   Stockholders’ Equity

(a)  Convertible Preferred Stock

As of May 31, 2020, the authorized, issued and outstanding convertible preferred stock and their principal terms were as follows:

	Par	Shares	Shares issued and	Carrying	Liquidation
Series	value	authorized	outstanding	amount	value
A-1	$0.0001	3,560,000	3,559,995	$10,000	$10,000
A-2	0.0001	2,579,999	2,579,994	10,000	10,000
B	0.0001	4,058,736	4,058,731	16,944	16,944
C	0.0001	601,160	601,151	7,000	7,000
D	0.0001	1,751,874	1,751,871	30,000	30,000
E	0.0001	6,089,189	6,089,159	140,720	145,300
F	0.0001	873,038	873,038	18,358	20,000
		19,513,996	19,513,939	$233,022	$239,244

On July 7, 2020, upon the closing of our IPO, all shares of our outstanding convertible preferred stock converted into 29,479,483 shares of common stock.

(8)   Stock Options and Warrants

(a) Stock Options

In 2010, the Company adopted the Amended and Restated 2007 Stock Option Plan as amended (the Option Plan), which authorized the Company to grant shares of common stock to eligible employees, directors, and consultants to the Company in the form of restricted stock and stock options. As of May 31, 2020, the Company was authorized to issue up to 14,138,788 shares of common stock pursuant to the Option Plan. The amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of the options may be up to 10 years and options generally vest over four years, with one quarter of the options vesting one year after grant and the remainder vesting on a monthly basis over three years. As of May 31, 2020, there were 1,768,851 shares of common stock available for future grants under the Option Plan.

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended May 31,
	2020	2019
Cost of revenue	$109	$72
Product and technology	434	361
Sales and marketing	303	347
General and administrative	413	656
Total stock-based compensation	$1,259	$1,436

The weighted average grant date fair value for stock options granted during the three months ended May 31, 2020 was $9.62. The Company did not grant any stock options during the three months ended May 31, 2019. The fair value of our option grants is estimated at the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Three Months Ended May 31,
2020
Estimated fair value of common stock	$15.40
Exercise price	$15.40
Expected volatility	70%
Expected term (in years)	6.25
Risk-free interest rate	0.54%
Dividend yield	—

The following is a summary of stock option activity under the Option Plan:

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Balance, February 29, 2020	7,996,056	$6.19
Granted	253,100	15.40
Exercised	(187,807)	4.25
Forfeited	(58,251)	6.07
Balance, May 31, 2020	8,003,098	$6.53	6.7	years	$87,800
Vested and expected to vest as of May 31, 2020	8,003,098	$6.53	6.7	years	$87,800
Exercisable as of May 31, 2020	4,908,687	$4.55	5.4	years	$63,568

The aggregate intrinsic value of stock options exercised was $2,094 for three months ended May 31, 2020.   As of May 31, 2020, approximately $13,323 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 2.0 years.

During June 2020, the Company issued 525,907 fully-vested stock options in lieu of cash payments related to the Company’s fiscal 2020 bonus.

(b)  Common Stock Warrants

The following tables summarize the activity for the Company’s warrants for the periods presented as well as the number of warrants outstanding and related terms at May 31, 2020:

	Common Stock		Exercise	Expiration
	Warrants	Exercisable	Price	Date

Balance, February 29, 2020	1,653,268
Issued	—
Exercised	(160,000)
Balance, May 31, 2020	1,493,268	1,493,268	$0.0005 - $23.75	April 2020 - October 2029

	Number of Warrants
	Outstanding at May 31,	Exercise	Expiration
	2020	Price	Date
Series E holders	1,129,114	$0.0005	July 2026 - March 2028
Series F holders	85,000	$0.0005	October 2029
Lenders	279,154	$0.005 - $23.75	Nov 2022 - July 2029
Total	1,493,268

On June 29, 2015, the Company issued a warrant to its initial customer to purchase up to 200,000 common shares. Based on the vesting provisions and the remaining period over which the warrant is exercisable, the maximum number of shares that could vest pursuant to the warrant was 160,000 shares of common stock, all of which were exercised in March 2020.

In connection with the Term Loan amendment, the Company issued a warrant to purchase up to 86,600 shares of the Company’s common stock (the 2019 Term Loan Warrant) at an exercise price of $9.60 per share. The 2019 Term Loan Warrant vested 100% upon issuance and has a ten-year term, ending July 19, 2029. The Company calculated the fair value of the 2019 Term Loan Warrant using the Black-Scholes option pricing model, and the fair value of the 2019 Term Loan Warrant was determined to be $528. This amount was recorded as a debt discount and is being amortized ratably over the Term Loan period.

In connection with the 2019 Revolver, the Company issued the lender warrants to purchase up to 36,363 and 12,631 shares of the Company’s common stock (the 2019 Revolver Warrants) at an exercise price of $13.75 and $23.75 per share, respectively. The 2019 Revolver Warrants vested 100% upon issuance and have a ten-year term, ending July 19, 2029. The Company calculated the   fair value of the 2019 Revolver Warrants using the Black-Scholes option pricing model, and the fair value of the 2019 Revolver Warrants was determined to be $251.

On July 7, 2020, upon the closing of our IPO, 1,401,836 shares of common stock were issued upon the automatic net exercise of all warrants that were outstanding as of May 31, 2020.

(9)   Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The effective tax rates for the periods ended May 31, 2020 and May 31, 2019, reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and operations in the Czech Republic. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also allows for retroactive accelerated income tax depreciation on certain leasehold improvement assets and changes to the limitations on business interest deductions for tax years beginning in 2019 and 2020 which increases the allowable business interest deduction from 30% to 50% of adjusted taxable income. The Company does not expect a material tax expense or tax benefit as a result of the CARES Act in the current period or subsequent periods.

For the three months ended May 31, 2020 and 2019, the Company recorded income tax expense of $38 and $23, respectively, which resulted in effective tax rates of (0.3%) and (0.1%), respectively. The tax expense relates to the local tax expense recorded for the Czech Republic. The Company's U.S. losses were not benefitted due to the U.S. full valuation allowance.

(10)   Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended
	May 31,
	2020	2019
Net loss	$(13,960)	$(15,903)
Weighted-average shares used in computing net loss per share	7,524,016	4,945,593
Net loss per share attributable to common stockholders, basic and diluted	$(1.86)	$(3.22)

As the Company has reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three months ended
	May 31,
	2020	2019
Stock options	8,003,098	8,031,350
Common stock warrants	157,882	182,288
Total	8,160,980	8,213,638

(11)   Commitments

(a)  Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity.

On August 1, 2017, certain former and current employees filed a suit against the Company seeking back wages for unpaid overtime as a result of alleged misclassification by the Company under the Pennsylvania Minimum Wage Act and the Federal Fair Labor Standards Act.  During March 2019, a settlement agreement (the Settlement Agreement) was executed by both parties in the amount of $1,100 (the Settlement). The Settlement Agreement was ultimately approved by the Court and the Company paid the Settlement during April 2020.

(c)  Employment Agreements

Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.

(12)   Change Healthcare Joint Development Agreement

In February 2020, the Company entered into a joint development agreement, or JDA, and a data licensing agreement with Change Healthcare Holdings, or Change Healthcare, whereby Change Healthcare will be a strategic partner in providing various services to support the Company’s Total Care and Provider Services product offerings. Pursuant to the terms of the JDA, Change Healthcare is providing intellectual property (IP), technical know-how, and advisory services to the Company as it develops price transparency products under the JDA that will be utilized by the Company in several of its product offerings. Either party is permitted to sell the price transparency product within each party’s respective service offerings. Each party is entitled to a royalty from the other party in connection with any net sales associated with the price transparency product that was developed under the JDA, not to exceed $2,500 in cumulative royalty payments.

Concurrent with entering into the JDA, the Company entered into a five-year data licensing agreement with Change Healthcare who is one of the largest commercially available data set providers of de-identified claims in the United States. The licensing agreement includes annual increases in fees and the option to renew and extend beyond the initial five-year period. The annual licensing fees are subject to increases and decreases and contingent upon the achievement of performance objectives as defined in the data licensing agreement. Upfront payments for data licenses are deferred and will be amortized into cost of revenue, as they pertain to the delivery of the Company’s product offerings.

Upon entering into the JDA and data licensing agreement, the Company issued 251,211 restricted shares of its common stock to Change Healthcare at an estimated fair value of $15.40 per share, or $3,869 in aggregate value. Pursuant to the terms of the restricted share agreement, 150,727 of the shares vested immediately and the remaining 100,484 restricted shares will vest upon the achievement of certain product development milestones, as defined. During July 2020, 75,363 of these shares vested upon the achievement of certain milestones.  The aggregate equity value was allocated to the JDA and data licensing agreement based on the relative fair value of the IP and technical know-how contributed by Change Healthcare within the JDA and the discounted pricing received from Change Healthcare within the data licensing agreement. Equity value allocated to the JDA and data licensing agreement is capitalized and deferred as internally developed software and other assets within the Company’s consolidated balance sheet, respectively, with an offsetting increase to additional paid-in capital. Costs that are capitalized and classified as internally developed software will be amortized within depreciation and amortization in the Company’s consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10- Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 29, 2020 included in the Final Prospectus for our initial public offering (our IPO) dated as of July 1, 2020  and filed with the Securities and Exchange Commission, (the SEC), pursuant to Rule 424(b)(4) on July 2, 2020. Our fiscal year ends on the last day of February, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We provide personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade in order to provide employees and their families (our "members") a single place to turn for their health, healthcare, and benefits needs. Our innovative platform combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians (including nurses, physician medical directors, and behavioral health specialists). We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our platform dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

Accolade Total Health and Benefits is our most comprehensive offering and most closely aligns to our "Premier" solution on which the company was founded and which the majority of our customers are using today. Within the last year, we have introduced two new offerings, Accolade Total Benefits (formerly Accolade Connect) and Accolade Total Care, which package components of the Accolade Total Health and Benefits into more targeted, lower cost solutions with simpler implementations.

We were founded in 2007 and launched our initial offering in 2009. We have seen significant growth in recent years since the changes to our executive management team in 2015 and the subsequent investments we have made in product, technology, sales, and distribution. As of July 1, 2020, we had 60 customers comprising more than 1.7 million members. Our customers come from across industries, including media, technology, financial services, transportation, energy, and retail.

For the three months ended May 31, 2020, our total revenue was $35.9 million, representing 25% year-over-year growth compared to total revenue of $28.8 for the three months ended May 31, 2019. For the three months ended May 31, 2020 and May 31, 2019, our net losses were $14.0 million and $15.9 million, respectively.

Our Business Model

We provide our solutions primarily to employers that deploy Accolade offerings to our members. We earn revenue from providing personalized health guidance solutions to the members of our employer customers' health plans and to members of fully insured plans offered via health insurance companies. Our solutions are priced based on a recurring per-member-per-month (PMPM) fee, typically consisting of both a base fee and a performance-based fee component. As a result, generally, a portion of our potential revenue is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions. We typically achieve a substantial portion of the contractual performance metrics and realization in savings of healthcare spend.

The primary cost of delivering our service includes the personnel costs of Accolade Health Assistants, clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, and women's health specialists, as well as software and tools for telephony, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of our solutions. As we support more customers with an increasing number of members over time, we expect that our support costs per member will decline due to economies of scale and improved operational efficiencies driven by continued enhancements of our technology platform and capabilities. We have experienced and expect to continue to achieve operational efficiencies realized from continued enhancements of our technology platform and capabilities.

We employ a multipronged go-to-market strategy to increase adoption of our solutions to new and existing customers. We principally sell our solutions through our direct salesforce which is stratified by account size (i.e., strategic (more than 35,000 employees), enterprise (5,000 to 35,000 employees), and mid-market (500 to 5,000 employees)), region, and existing versus prospective customer. Our sales team possesses deep domain expertise in health benefits management and brings substantial experience selling to key decision makers within our current and prospective customer organizations (CFOs, benefits executives, benefits consultants, and benefits brokers). We believe the effectiveness of our sales organization is evidenced by growing adoption of our platform by large strategic customers, recent traction with enterprise and mid-market customers and demonstrated demand for add-on offerings from existing customers.

We have chosen to invest significantly in growing our customer base, and plan to both continue adding new customers as well as expanding our relationships with existing customers, which we believe will allow us to increase margins over time. When a customer renews their contract or purchases additional solutions or enhancements, the value realized from that customer increases because we generally do not incur significant incremental acquisition or implementation costs for the renewal or expansion. We believe that as our customer base grows and a higher percentage of our revenue is attributable to renewals and upsells or cross-sells to existing customers, relative to acquisition of new customers, associated sales and marketing expenses and other upfront costs will decrease as a percentage of revenue.

In addition, we have strategically curated our offering portfolio to ensure we have a compelling value proposition at an appropriate price point that resonates with each identified customer segment. Based on our experience, the opportunity to cross-sell is meaningfully enhanced once a customer has been on-boarded onto our platform and has benefited from a measurable and compelling return on their investment. Our customer partnerships team provides strategic insights, point solution recommendations, and day-to-day account support to our customers. They are focused on existing customer retention, cross-sell, and upsell.

We maintain relationships with a range of third parties, including brokers, agents, benefits consultants, carriers, third-party administrators, trusted suppliers, and co-marketing and co-selling partners. These third parties provide an important source of referrals for our sales organization. We also selectively form strategic alliances to further drive customer acquisition and adoption of our solutions. For example, in March 2019, we partnered with Humana and formed a joint go-to-market strategy, which we launched in two initial geographic markets. In October 2019, concurrent with a $20 million preferred stock investment from Humana, we expanded our partnership to add a broader base of solutions targeting self- and fully-insured customer prospects and significantly expand our target geographic markets. We believe the breadth of our go-to-market and distribution strategy enables us to reach customers of nearly every size and across markets.

We have demonstrated a consistent track record of product and technology innovation over time as evidenced by continuous improvement of our platform and new offerings. This innovation is driven by feedback we receive from our customers, industry experts, and the market generally. For example, our technology platform has enabled us to unbundle aspects of Accolade Total Health and Benefits to create two additional standalone offerings: Accolade Total Benefits and Accolade Total Care. We have further leveraged our technology platform to develop add-on offerings that target specific challenges faced by our customers, including Accolade Boost and our Trusted Supplier Program — as well as very recently, Accolade COVID Response Care. Our investments in product and technology have been focused on increasing the value we provide via our personalized member health guidance solutions and expanding the market segments we can serve with a portfolio of offerings and associated price points.

COVID-19 Update

COVID-19 has placed Accolade's employees, members, and customers in uncharted waters. We consider the impact of the pandemic on our business by evaluating the health of our operations, any changes to our revenue outlook, and the degree to which perceptions of and interest in Accolade solutions have evolved during this unprecedented time.

In mid-March 2020, our 1,250 employees went fully remote using our secure technologies to continue to meet the needs of our business. As gauged by core performance metrics, service levels have been high (and without disruption), and member satisfaction has remained strong. To ensure we could confidently address our members' many COVID-19-related concerns, our operations and clinical leaders trained our frontline teams on evidence-based guidelines and continue to equip them with relevant resources to help them ably serve under these exceptional circumstances.

While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our marketing efforts, and any decreases of workforce or benefits spending by our customers, all of which are uncertain and cannot be predicted. We have a diverse set of customers across a variety of industries. While some have faced headwinds, others have experienced growth, and our membership count from existing customers has remained steady in the aggregate since the start of the calendar year. In addition, we launched a new customer, the Defense Health Agency, at the outset of May, boosting our total membership base. However, we may experience increased member attrition to the extent our existing customers reduce their respective workforces in response to the current economic conditions. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees. Though we have not experienced a material decrease in member numbers to date, certain industries that our major customers are in have indicated that major layoffs will likely occur during the fall 2020. That acknowledged, we may not experience the impact of changes to our customers' headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count.

While the full effects of COVID-19 on the prospects of Accolade's business are not yet known, we do know that we have served as a critical resource to our members during this difficult time. As of early June, we had reached more than 400,000 members with educational resources focused on COVID prevention, assisted more than 25,000 with COVID-specific concerns, and clinically assessed approximately 2,000 for infection, ultimately directing them toward the most appropriate course of care.

We believe our value proposition now resonates with an even broader audience of employers as they turn their focus to safely reopening their workplaces and managing the ongoing health and well-being of employees and their families. To directly address the former, we have developed Accolade COVID Response Care, a solution that allows employers of all sizes to leverage Accolade's platform to support employee education, testing, care plans, contact tracing, and return-to-work clearance. On the latter, we believe that the current disruptions to traditional care consumption have reinforced the need for navigation services, and that projected spikes in healthcare costs (due to some combination of COVID-19-related testing and care, complications stemming from neglected non-COVID conditions, pent-up demand for elective services, and strain on individuals' mental health) prompt the need for solutions such as ours that bend the cost curve, and improve health outcomes, by driving good utilization up and wasteful utilization down.

Factors Affecting Our Performance

The following factors have been important to our business and we expect them to impact our business, results of operations, and financial condition in future periods:

Growth of Our Customer Base

We believe there is a substantial opportunity to further grow our customer base in our large and under-penetrated market through our sales and marketing strategy. Across our existing customer base and as we acquire new customers, we intend to expand and deepen these relationships. As we build trust through our proven model, we seek to cross-sell our add-on offerings, such as Accolade Boost and our Trusted Supplier Program. We plan to continue to invest in sales and marketing in order to grow our customer base and increase sales to existing customers. Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

Customer Retention

Our ability to increase revenue depends in large part on our ability to retain our existing customers. Customer retention is dependent on delivering measurable outcomes to the customer related to their employees' benefits utilization and, for certain offerings, overall healthcare cost savings. To achieve these outcomes, we must engage with a meaningful portion of our customers' employee populations. We have consistently achieved and sustained annual engagement rates of greater than 50% across our member population. For the fiscal years ended February 28(9), 2018, 2019, and 2020, we achieved 55%, 56%, and 54% family engagement, respectively, measured for the corresponding calendar year.  The aggregate impact of this deep engagement across a customer's employee population is improved healthcare and benefits awareness, knowledge, and decision-making, a healthier and more engaged workforce, and healthcare cost savings. We become a trusted partner to our customers and gain the opportunity to support them on their population health strategies and benefits procurement. This position allows us to identify additional solutions that may meet our customers' needs, which, when implemented, result in additional opportunities for member engagement and better health outcomes. Achieving a high customer retention rate and selling additional offerings are critical to our future business, revenue growth, and results of operations.

Adoption of Current and Future Solutions

We are constantly innovating to enhance our model and develop new offerings. Our ability to act as a trusted advisor to our members and customers positions us to identify new opportunities for additional offerings that can meet their existing and emerging needs. Our open technology platform also allows us to efficiently add new offerings and applications on top of our existing technology stack, which we have demonstrated with the recent roll-out of two new offerings, Accolade Total Benefits and Accolade Total Care, as well as our new add-on offerings, Accolade Boost, our Trusted Supplier Program, and Accolade COVID Response Care. We believe that as we expand our customer base and enter into new markets, we will be adept at identifying and deploying innovative new solutions whether developed internally or through acquisitions.

Achievement of Performance-Based Revenue

In most of our contracts, a portion of our potential fee is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions and thus we might record higher revenue in some quarters compared to others. Examples of performance metrics included in our customer contracts are achievement of specified member engagement levels, member satisfaction levels, and various operational metrics. Although we have earned over 95% of the aggregate maximum potential revenue under our contracts (measured on the corresponding calendar year basis) in fiscal years 2018, 2019, and 2020, our revenue and financial results in the future may vary as a result of our ability to earn this performance-based revenue. In addition, because our customers typically pay both the base PMPM fees and variable PMPM fees in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows.

Investments in Technology

Significant investments in our technology platform have enhanced our capabilities with respect to how we engage with our members and deliver our solutions and care interventions. By leveraging our technology in areas such as machine learning, predictive analytics, and multimodal communication, we believe we can generate more efficiencies in our operating model while simultaneously improving our ability to deliver better health outcomes and lower costs for both our members and our customers. We will continue to invest in our technology platform to empower our Accolade Health Assistants, our clinicians, and our members to further improve and optimize efficiencies in our operating model. However, our investments in our technology platform may be more expensive or take longer to develop than we expect and may not result in operational efficiencies.

Customer Concentration

We have historically relied on a limited number of customers for a significant portion of our total revenue. If we do not retain some or all of those customers, it could have a material negative impact on future results. For the three months ended May 31, 2020, we had three customers that each accounted for more than 10% of our total revenue, and in aggregate those three customers represented 42% of our total revenue. The loss of any of our largest customers, the renegotiation of any of our largest customer contracts or a significant decrease in the employee headcount of our largest customers could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect to the solutions we provide and the terms of our customer agreements, including our fees. Most of our customer contracts have a three-year term, and some have rights to terminate prior to the end of the term.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended
	May 31,
	2020	2019

	(in thousands, except percentages)
Adjusted Gross Profit	$13,764	$11,400
Adjusted Gross Margin	38.3%	39.6%
Adjusted EBITDA	$(9,438)	$(11,707)

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization, and excluding stock-based compensation. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We expect Adjusted Gross Margin to continue to improve over time to the extent that we are able to gain efficiencies through technology and successfully cross-sell and upsell our current and future offerings. However, our ability to improve Adjusted Gross Margin over time is not guaranteed and will be impacted by the factors affecting our performance discussed above and the risks outlined in the section titled “Risk Factors.” We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors, as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other nonrecurring operating expenses.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted to exclude interest expense (net), income tax expense (benefit), depreciation and amortization, stock-based compensation, and acquisition and integration-related costs. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this measure generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA have certain limitations, including that they exclude the impact of certain non-cash charges, such as depreciation and amortization, whereas underlying assets may need to be replaced and result in cash capital expenditures, and stock-based compensation expense, which is a recurring charge. These non-GAAP financial measures may also not be comparable to similarly titled measures of other companies because they may not calculate such measures in the same manner, limiting their usefulness as comparative measures. In evaluating these non-GAAP financial measures, you should be aware that in the future we expect to incur expenses similar to the adjustments in this presentation. Our presentation of non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or nonrecurring items. When evaluating our performance, you should consider these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable GAAP measures set forth in the reconciliation tables below and our other GAAP results. The following table presents, for the periods indicated, the calculation of our Adjusted Gross Profit and Adjusted Gross Margin:

	For the three months ended
	May 31,
	2020	2019

	(in thousands, except percentages)
Revenue	$35,894	$28,763
Less:
Cost of revenue, excluding depreciation and amortization	(22,239)	(17,435)
Gross profit, excluding depreciation and amortization	13,655	11,328
Add:
Stock‑based compensation, cost of revenue	109	72
Adjusted Gross Profit	$13,764	$11,400
Gross margin, excluding depreciation and amortization	38.0%	39.4%
Adjusted Gross Margin	38.3%	39.6%

Gross margin, excluding depreciation and amortization, for the three months ended May 31, 2020 and 2019, decreased from 39.4% to 38.0%, respectively, and Adjusted Gross Margin for the three months ended May 31, 2020 and 2019, decreased from 39.6% to 38.3%, respectively. These decreases were driven primarily by the incremental cost of revenues in the three months ended May 31, 2020, associated with customer launches as compared to the three months ended May 31, 2019.  Because we incur costs related to hiring staff in advance of new customer launches prior to recognizing any associated revenue, we experience compression of gross margin, excluding depreciation and amortization, and Adjusted Gross Margin during the respective pre-launch periods.  The decreases were offset by continued increases in PMPM revenue associated with our offering mix and cost efficiencies realized through enhancements of our technology platform and workflows.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	For the three months ended
	May 31,
	2020	2019

	(in thousands)
Net Loss	$(13,960)	$(15,903)
Adjusted for:
Interest expense, net	1,282	543
Income tax provision	38	23
Depreciation and amortization	1,928	2,160
Stock‑based compensation	1,259	1,436
Other expense	15	34
Adjusted EBITDA	$(9,438)	$(11,707)

Basis of Presentation and Components of Revenue and Expenses

We operate our business through a single reportable segment. We operate on a fiscal year ending at the end of February of each year, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

Revenue

We earn revenue from providing personalized technology-enabled solutions to the members of our employer customers' health plans and to members of fully insured plans offered via health insurance companies. Our solutions are priced based on a recurring PMPM fee and frequently include both a base PMPM fee based on eligible members and a performance-based component. As a result, a portion of our potential fee is typically variable, subject to our achievement of performance metrics, the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions, and the number of eligible members during the respective period.

Cost of Revenue, Excluding Depreciation and Amortization

Our cost of revenue, excluding depreciation and amortization, consists primarily of personnel costs including salaries, wages, overtime, bonuses, stock-based compensation expense and benefits, as well as software and tools for telephony, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of our personalized technology-enabled solutions.

Operating Expenses

Product and technology.    Product and technology expenses include costs to build new offerings, add new features to our existing solutions, and to manage, operate, and ensure the reliability and scalability of our existing technology platform. Product and technology expenses consist of personnel expenses, including salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors for our engineering, product, and design teams, and allocated overhead costs, as well as costs of software and tools for business analytics, data management, and IT applications that are not directly associated with delivery of our solutions to customers. We expect product and technology expenses to increase in absolute dollars but decrease as a percentage of revenue over time.

Sales and marketing.    Sales and marketing expenses consist of personnel expenses, including sales commissions for our direct sales force, as well as promotional costs, customer conferences, public relations, other marketing events, and allocated overhead costs. Personnel expenses include salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors. We expect sales and marketing expense to increase in absolute dollars but remain stable as a percentage of revenue over time.

General and administrative.    General and administrative expenses consist of personnel expenses and related expenses for our executive, finance and accounting, human resources, legal, and corporate organizations. Personnel expenses include salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors. In addition, general and administrative expenses include external legal, accounting, and other professional fees, and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we incur costs associated with being a public company, but decrease as a percentage of revenue over time.

Depreciation and amortization.    Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended
	May 31,
	2020	2019

	(in thousands)
Revenue	$35,894	$28,763
Cost of revenue, excluding depreciation and amortization(1)	22,239	17,435
Operating expenses:
Product and technology(1)	11,370	11,246
Sales and marketing(1)	7,315	7,662
General and administrative(1)	5,667	5,563
Depreciation and amortization	1,928	2,160
Total operating expenses	26,280	26,631
Loss from operations	(12,625)	(15,303)
Interest expense, net	(1,282)	(543)
Other expense	(15)	(34)
Loss before income taxes	(13,922)	(15,880)
Income tax expense	(38)	(23)
Net loss	$(13,960)	$(15,903)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended
	May 31,
	2020	2019

	(in thousands)
Cost of revenue, excluding depreciation and amortization	$109	$72
Product and technology	434	361
Sales and marketing	303	347
General and administrative	413	656
Total stock‑based compensation	$1,259	$1,436

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended
	May 31,
	2020	2019
Revenue	100%	100%
Cost of revenue, excluding depreciation and amortization	62%	61%
Operating expenses:
Product and technology	32%	39%
Sales and marketing	20%	27%
General and administrative	16%	19%
Depreciation and amortization	5%	8%
Total operating expenses	73%	93%
Loss from operations	(35)%	(53)%
Interest expense, net	(4)%	(2)%
Other expense	(0)%	(0)%
Loss before income taxes	(39)%	(55)%
Income tax expense	(0)%	(0)%
Net loss	(39)%	(55)%

Comparison of Three Months Ended May 31, 2020 and 2019

Revenue

	For the three months ended
	May 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Revenue	$35,894	$28,763	$7,131	25%

Revenue increased $7.1 million, or 25%, to $35.9 million for the three months ended May 31, 2020, as compared to $28.8 million for the three months ended May 31, 2019. The increase was attributable primarily to growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	May 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$22,239	$17,435	$4,804	28%

Cost of revenue, excluding depreciation and amortization increased $4.8 million, or 28%, to $22.2 million for the three months ended May 31, 2020, as compared to $17.4 million for three months ended May 31, 2019. The increase was primarily due to an increase in personnel and related costs to serve the customer base which grew in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020.

Cost of revenue, excluding depreciation and amortization, as a percentage of revenue for the three months ended May 31, 2020, as compared to three months ended May 31, 2019, increased to 62% from 61% of total revenue.  This increase was driven primarily by the incremental cost of revenues in the three months ended May 31, 2020, associated with customer launches as compared to the three months ended May 31, 2019.  Because we incur costs related to hiring staff in advance of new customer launches prior to recognizing any associated revenue, we experience compression of gross margin, excluding depreciation and amortization, and Adjusted Gross Margin during the respective pre-launch periods.  The decreases were offset by continued increases in PMPM revenue associated with our offering mix and cost efficiencies realized through enhancements of our technology platform and workflows

Operating expenses

	For the three months ended
	May 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$11,370	$11,246	$124	1%
Sales and marketing	7,315	7,662	(347)	(5)%
General and administrative	5,667	5,563	104	2%
Depreciation and amortization	1,928	2,160	(232)	(11)%
Total operating expenses	$26,280	$26,631	$(351)	(1)%

Product and technology.    Product and technology expense increased $0.1 million, or 1%, to $11.4 million for the three months ended May 31, 2020, as compared to $11.3 million for the three months ended May 31, 2019. The increase was primarily due to the addition of personnel in product development and product management in support of the development of new and existing offerings in connection with the expansion of our business.

Sales and marketing.    Sales and marketing expense decreased $0.3 million, or 5%, to $7.3 million for the three months ended May 31, 2020, as compared to $7.6 million for three months ended May 31, 2019. The decrease was primarily due to the timing of certain marketing and a reduction in travel and entertainment related expenditures offset by the increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business.

General and administrative.    General and administrative expense increased $0.1 million, or 2%, to $5.7 million for the three months ended May 31, 2020, as compared to $5.6 million for the three months ended May 31, 2019. The increase was primarily due to the addition of personnel as well as an increase in third-party consulting costs to support the expansion of our business.

Depreciation and amortization.    Depreciation and amortization expense decreased $0.2 million, or 11%, to $1.9 million for the three months ended May 31, 2020, as compared to $2.1 for the three months ended May 31, 2019. The decrease was primarily due to certain capitalized software becoming fully depreciated during fiscal 2020, resulting in less depreciation expense as compared to the prior period.

Interest expense, net

	For the three months ended
	May 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Interest expense, net	$1,282	$543	$739	136%

Interest expense, net increased $0.7 million, or 136%, to $1.3 million for three months ended May 31, 2020, as compared to $0.6 million for the three months ended May 31, 2019. The increase was primarily due to the increase in our debt borrowings during the three months ended May 31, 2020 as compared to the three months ended May 31, 2019.

Liquidity and Capital Resources

We had cash and cash equivalents of $77.7 million as of May 31, 2020. Our cash equivalents are comprised primarily of cash, certificates of deposit, and money market accounts held at banks.  In July 2020, we closed our IPO of 11,526,134 shares of our common stock at an offering price of $22.00 per share, including 1,503,408 shares pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $231.4 million, after deducting underwriting discounts and commissions of $17.8 million and net offering expenses of approximately $4.4 million.

Our Debt Arrangements

We had outstanding debt of $73.2 million as of May 31, 2020, consisting of a term loan (Term Loan), which we entered into on January 30, 2017 and amended three times thereafter, and a revolving credit facility (2019 Revolver), which we entered into on July 19, 2019.

The Term Loan was a secured credit facility that allowed us to borrow up to an aggregate principal amount of $24.5 million, with the total amount of available borrowings subject to certain monthly recurring revenue calculations. We had $24.5 million outstanding as of May 31, 2020. Interest on the outstanding balance was payable monthly at a rate of 8.00% per annum, plus 4.50% per annum deferred until the end of the term. The Term Loan was to mature on December 31, 2022.  The Company repaid the Term Loan in full, including all outstanding interest and fees, during July 2020, and the Term Loan was terminated concurrently with the repayment.

The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $50.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The capacity under the 2019 Revolver may be increased by an additional amount of up to $30.0 million, to the extent we achieve certain customer bookings thresholds. The interest rate on any outstanding borrowings will be at LIBOR plus 350 basis points or the lending institution's base rate plus 250 basis points, and interest payments are to be made in installments of one, two, or three months as chosen by the Company. The Company also had outstanding letters of credit to serve as office landlord security deposits in the amount of $1.3 million. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $48.7 million. During March 2020, the Company borrowed this remaining capacity in its entirety to increase the Company's cash position given the uncertainty in the overall business environment due to the COVID-19 pandemic.  During July 2020, the Company repaid the 2019 Revolver in full, including all outstanding interest. The 2019 Revolver expires in July 2021 and may be automatically extended for an additional 12 months if we meet certain revenue thresholds defined under the credit agreement.

The 2019 Revolver contains a liquidity covenant calculated based on cash on hand plus available borrowings under the 2019 Revolver, a revenue covenant and certain reporting covenants. We were in compliance with all such applicable covenants as of May 31, 2020, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. To the extent that our monthly recurring revenues were to decline, thereby reducing the borrowing availability under the 2019 Revolver, we may be obligated to prepay a portion of the 2019 Revolver in excess of that borrowing availability. We do not expect to need to draw further on the 2019 Revolver, although our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations. The 2019 Revolver is collateralized by substantially all of our assets.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the three months ended
	May 31,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(8,317)	$(16,880)
Net cash used in investing activities	(538)	(109)
Net cash provided by financing activities	53,382	345

Operating Activities.   Net cash used in operating activities decreased by $8.6 million to $8.3 million during the three months ended May 31, 2020 from $16.9 million during the three months ended May 31, 2019, primarily due to changes in accounts receivable and unbilled revenue, deferred revenue and due to customers, and accrued compensation.

The change in accounts receivable and unbilled revenue is primarily due to the timing of customer collections, as well as the increase in accounts receivable related to an increase in the number of customers at May 31, 2020, as compared to May 31, 2019.

The change in deferred revenue and due to customers is caused by a larger build-up of deferred revenue as of May 31, 2020 compared to May 31, 2019. This larger increase in deferred revenue is primarily caused by the on-boarding of several large customers, the collection of a portion of those customers' fees in advance of services being provided, and the deferral of healthcare cost savings-based variable revenue.

The change in accrued compensation is primarily due to the timing of the payment of our annual bonuses.   At May 31, 2020, accrued compensation included bonuses related to the fiscal year ended February 29, 2020, which were subsequently settled through the issuance of stock options in lieu of cash payments in June 2020.   During the three months ended May 31, 2019, we paid bonuses related to the fiscal year ended February 28, 2019 in cash.

Investing Activities.    Net cash used in investing activities increased by $0.4 million to $0.5 million during the three months ended May 31, 2020, from $0.1 million during the three months ended May 31, 2019, primarily due to the purchases of computer equipment and the capitalization of certain software development costs.

Financing Activities.    Net cash provided by financing activities increased by $53.1 million to $53.4 million during the three months ended May 31, 2020 from $0.3 million during the three months ended May 31, 2019, primarily due to the additional borrowings on our debt facilities, all of which were repaid in full during July 2020.

Contractual Obligations

The following table summarizes our contractual obligations as of May 31, 2020:

	Payments due by period
	Less than			More than
	1 year	Years 2 ‑ 3	Years 4 ‑ 5	5 years	Total

	(in thousands)
Operating lease obligations(1)	$6,564	$13,156	$12,082	$20,084	$51,886
Term loan(2)	—	24,500	—	—	24,500
Revolving credit facility(3)	—	48,666	—	—	48,666
Interest and fees on debt(4)	4,225	7,952	—	—	12,177
Data license in connection with joint development agreement	204	453	444	—	1,101
(1)	Includes the lease of our (a) corporate co-headquarters in Plymouth Meeting, Pennsylvania, which expires in June 2027, subject to certain early termination rights, (b) corporate co-headquarters in Seattle, Washington, which expires in September 2030, subject to certain early termination rights, (c) office space in Scottsdale, Arizona, which expires in April 2024, subject to certain early termination rights, (d) office space in Prague, Czech Republic, which expires in November 2021, and (e) office space in Santa Monica, California, which expires in February 2023.
(2)	Subsequent to May 31, 2020, we repaid the Term Loan, including outstanding interest and fees, in full.
(3)	Subsequent to May 31, 2020, we repaid the 2019 Revolver in full, including any outstanding interest.
(4)	Interest on our Term Loan was calculated at the applicable fixed interest rate. Interest on our revolving credit facility is calculated at LIBOR plus 350 basis points or Base Rate (as defined in the Term Loan) plus 250 basis points.

We did not have any contractual obligations, except as discussed above.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. We did not have any other off-balance sheet arrangements, except to the extent reflected under “— Contractual Obligations” above and in Note 13 to our audited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no significant changes in our critical accounting policies and estimates during the three months ended May 31, 2020, as compared to the critical accounting policies and estimates described in our final prospectus for our IPO dated as of July 2, 2020 and filed with the SEC pursuant to Rule 424(b) of the Securities Act. See Note 2 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued and Adopted Accounting Pronouncements

For more information on recently issued accounting pronouncements, see Note 2 in the accompanying Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (i) February 28, 2026 (the last day of the fiscal year following the fifth anniversary of our initial public offering), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer”, as defined in the rules under the Exchange Act, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and any reference herein to “emerging growth company” has the meaning ascribed to it in the JOBS Act.

We have elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different from the information you might receive from other public reporting companies in which you hold equity interests. In particular, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act) for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, so long as we remain an emerging growth company, we will not be subject to the same implementation timing of new or revised accounting standards as other public companies that are not emerging growth companies until these standards apply to private companies unless we elect to early adopt as permitted by the relevant guidance for private companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $77.7 million as of May 31, 2020 and $33.2 million as of February 29, 2020. Our cash equivalents are comprised primarily of cash, certificates of deposit and money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Foreign Currency Exchange Risk

We have in the past and may in the future be exposed to foreign currency exchange risks in the ordinary course of our business, but that exposure is not currently material to our business or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2020. Based on the evaluation of our disclosure controls and procedures as of May 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results.

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our common stock could decline.

Risks Related to Our Business and Industry

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses in every period since our inception. We incurred a net loss of $14.0 million for the three months ended May 31, 2020 and we incurred net losses of $61.3 million, $56.5 million, and $51.4 million for the fiscal years ended February 28(9), 2018, 2019, and 2020, respectively. We had an accumulated deficit of $334.8 million as of May 31, 2020. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for the three months ended May 31, 2020 and the fiscal years ended February 28(9), 2018, 2019, and 2020, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

Historically, we have relied on a limited number of customers for a significant portion of our revenue. Our four largest customers (American Airlines, Comcast Cable, Lowe's, and State Farm) in the aggregate comprised 59% of our revenue for the fiscal year ended February 29, 2020, and our future revenue may be similarly concentrated. Our largest customer, Comcast Cable, accounted for 45%, 35%, and 24% of our revenue for the fiscal years ended February 28(9), 2018, 2019, and 2020, respectively. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. Although we typically enter into three-year contracts with our customers, after a specified period, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us. In particular, in connection with the recent COVID-19 pandemic, macroeconomic factors may affect our customers' desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, customers in the airline industry have publicly announced significant layoffs planned for fall 2020. We may not experience the impact of changes to our customers' headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our member counts will be reduced upon completion of these members' COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. In addition, because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction of our available cash, which in turn may cause fluctuation in our liquidity. We also depend on the creditworthiness of these customers. If the financial condition of our largest customers declines, our credit risk could increase. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves and net income.

We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

While we served our first customer in 2009, we have significantly altered our offerings and executive management team over the last five years. Our limited operating history with respect to our current offerings and current executive management team makes it difficult to effectively assess or forecast our future prospects. For example, we recently began offering Accolade Total Benefits and Accolade Total Care, and our sales efforts with respect to these offerings may not be as successful as our sales of Accolade Total Health and Benefits and our historical primary offering. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers, retain existing customers and expand the scope of solutions we sell to new and existing customers. Furthermore, in pursuit of our growth strategy, we may enter into new partnerships to further penetrate our targeted markets and adoption of our solutions, but it is uncertain whether these efforts will be successful. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business may be harmed.

Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

●             our ability to attract new customers and engage new members, and retain existing customers and members;

●             achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions;

●             the upfront costs in our customer, member and trusted supplier relationships;

●             the enrollment cycles and employee benefit practices of our customers;

●             the financial condition of our current and potential customers;

●             changes in our sales and implementation cycles;

●             introductions and expansions of our offerings, or challenges with their introduction;

●             changes in our pricing or fee structures or those of our competitors;

●             the timing and success of new offering introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors;

●             increases in operating expenses that we may incur to grow and expand our operations and to remain competitive;

●             our ability to successfully expand our business;

●             breaches of information security or privacy;

●             changes in stock-based compensation expenses;

●             the amount and timing of operating costs and capital expenditures related to the expansion of our business;

●             adverse litigation judgments, settlements, or other litigation-related costs;

●             changes in the structure of healthcare provider and payment systems;

●             changes in the legislative or regulatory environment, including with respect to healthcare, privacy, or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

●             the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;

●             changes in our effective tax rate;

●             our ability to make accurate accounting estimates and appropriately recognize revenue for our existing and future offerings;

●             changes in accounting standards, policies, guidance, interpretations, or principles;

●             instability in the financial markets;

●             general economic conditions, both domestic and international;

●             volatility in the global financial markets;

●             political, economic, and social instability, including terrorist activities and outbreaks of public health threats, such as coronavirus, influenza, or other highly communicable diseases or viruses, and any disruption these events may cause to the global economy; and

●             changes in business or macroeconomic conditions.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter and year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

The timing of our sales, revenue, and cash flows is difficult to predict because of the length and unpredictability of our sales cycle. The sales cycle for our solutions from initial contact to launch varies widely by potential customer. Some of our potential customers, especially in the case of our prospective strategic and enterprise customers, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet the specific needs of their group health plan, employee benefits programs, corporate budgets, and other goals, which frequently involves evaluation of not only our solutions but also an evaluation of other available solutions. Such evaluations have in the past resulted in extended sales cycles that, due to changes in corporate objectives, leadership involved in the selection process, and other factors, may result in delayed or suspended decision-making in awarding the sale. In addition, our sales cycle may become more lengthy and difficult as a result of the travel restrictions and business interruptions caused by the recent COVID-19 outbreak, or if prospective customers slow down their decision-making about purchases due to the economic effects of COVID-19. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a potential customer's internal procurement processes, which involve intensive financial, operational, and security reviews, and for which our solutions represent a significant purchase. In addition, the significance and timing of our offering enhancements, and the introduction of new products by our competitors, may also affect our potential customers' purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized.

Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our focus on the healthcare industry. For example, with respect to our customers, in particular our Accolade Total Heath and Benefits customers with contract years commencing at the beginning of a calendar year, we record a disproportionate amount of revenue from such customers during the fourth quarter of our fiscal year relative to the first three quarters of our fiscal year. This timing is caused, in part, by the measurement, achievement, and associated revenue recognition of performance metrics and healthcare costs savings components of certain of our customer contracts during the fourth quarter of each fiscal year. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last several years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business may be harmed.

The recognition of a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings and may not be representative of revenue for future periods.

We price our services based upon a per-member-per-month (PMPM) fee times the number of eligible members, typically with a portion of the PMPM fee fixed (base PMPM fee) and the remainder of the fee variable (variable PMPM fee). Revenue from variable PMPM fees can be earned through either, or a combination of, the achievement of certain performance metrics or the realization of healthcare savings resulting from the utilization of our services. Although we have typically achieved these performance metrics and realization in savings of healthcare spend, resulting in our earning over 95% of the aggregate maximum potential revenue under our customer contracts (measured on the corresponding calendar year basis in fiscal years 2018, 2019, and 2020), our revenue and financial results in the future may be variable based on whether we earn this performance-based revenue. For example, there has been lower healthcare utilization during the COVID-19 pandemic, which could result in lower engagement with Accolade services than expected and put our ability to meet certain performance metrics at risk. In addition, since our customers typically pay the full PMPM fee in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows. Under U.S. GAAP, we recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. The majority of the fees we earn are considered to be variable consideration under GAAP. We typically invoice our customers on a periodic basis for the base PMPM fees and variable PMPM fees in advance of performing the services, and these advances are classified as deferred revenue on our consolidated balance sheet until such time that the associated revenue can be recognized. As of May 31, 2020, we had $34.9 million of deferred revenue recorded as a liability on our consolidated balance sheet. Due to the need for us to satisfy performance metrics and healthcare savings requirements, deferred revenue at any particular date may not be representative of actual revenue for any current or future period.

If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 759 as of February 28, 2017 to 1,238 as of May 31, 2020. Most of our employees have been with us for fewer than three years as a result of our rapid growth. We believe that our mission-driven culture has been an important contributor to our success, which we believe fosters empathy, innovation, teamwork, and passion for providing high levels of customer satisfaction and member engagement. If we fail to successfully integrate, develop, and motivate new employees, it could harm our mission-driven culture. In addition, as we grow and develop the infrastructure of a public company, we may find it difficult to maintain the important aspects of our mission-driven culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

To manage our current and anticipated future growth and organizational change effectively, we must also continue to maintain, and may need to enhance, our information technology infrastructure and financial and accounting systems and controls, as well as manage expanded operations in geographically distributed locations, which will place additional demands on our resources and operations. Failure to manage our growth and organizational change effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, or loss of productivity or business opportunities; reduce customer or member satisfaction; limit our ability to respond to competitive pressures; and result in loss of team members and reduced productivity of remaining team members. Our growth and organization change could require significant capital expenditures and may divert financial resources and management attention from other projects, such as the development of new or enhanced solutions or the acquisition of suitable businesses or technologies. If our management is unable to effectively manage our growth and organizational change, our expenses may increase more than expected, our revenue could decline or may grow more slowly than expected, and we may be unable to implement our business strategy.

If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistant, clinical, and various product and technology roles, our business could be adversely affected.

Our future success depends in part on our ability to identify, attract, integrate, and retain empathetic and knowledgeable Accolade Health Assistants and clinicians, as well as highly qualified and motivated product developers and engineers, who embody our mission-driven culture. We seek to employ Accolade Health Assistants and clinicians who demonstrate empathy and problem-solving skills and hire from diverse professional backgrounds, including social work, teaching, customer care, and benefits. We have from time to time in the past experienced, and may in the future experience, difficulty in hiring and retaining employees with appropriate qualifications. Qualified individuals in the regions where we have offices are in high demand, and we may incur significant costs to attract them. For example, the market for software engineers in the Seattle area is particularly competitive. In addition, with a current shortage of certain qualified nurses in many areas of the United States, competition for the hiring of these professionals remains intense. We compete for qualified individuals with numerous other companies, many of whom have greater financial and other resources than we do. During the COVID-19 pandemic, we may experience turnover, with our nurses potentially choosing to take more lucrative hospital work while the pandemic is ongoing. In addition, in the future, we may experiment with different staffing and scheduling models to help attract and retain qualified personnel, including hiring individuals that work remotely, incorporating more flexible work schedules, or deploying a temporary workforce. If we fail to effectively manage our hiring needs or successfully integrate new hires, our employee morale and retention could suffer. Any of these events could also adversely affect our customer and member satisfaction and harm our business.

Attracting, integrating, and retaining personnel will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas without undermining the mission-driven culture that has been critical to our growth so far. For example, newly hired Accolade Health Assistants and clinicians require significant training and, in many cases, take significant time before they achieve full productivity. We train Accolade Health Assistants and clinicians in our proprietary engagement approach and integrated technology platform to provide data-informed, personalized health and benefit support to members in friendly, straightforward terms. This new hire training process lasts approximately two months, including classroom sessions and supervised live call training. If we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, our results of operations may be adversely affected and our reputation could suffer.

We also may also incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Additionally, we have granted certain, but not all of, our employees equity-based awards under our equity incentive plans and expect to continue this practice. However, if we do not grant equity awards, or if we reduce the value of the equity awards we grant, we may not be able to attract and retain key personnel. Volatility in the price of our common stock underlying equity awards may adversely affect our ability to attract or retain key personnel. If we grant more equity awards to attract and retain key personnel, the expenses associated with such additional equity awards could affect our results of operations.

Further, approximately 60% of our U.S. based labor force are hourly employees, including Accolade Health Assistants and certain clinicians, who are paid wage rates that currently are above the applicable U.S. federal and state minimum wage requirements. These employees are classified as non-exempt, overtime eligible under U.S. federal and state law. If we fail to effectively manage these hourly employees, then we may face claims alleging violations of wage and hour employment laws, including claims of back wages, unpaid overtime pay, and missed meal and rest periods. For example, we previously entered into a settlement agreement in early 2019 related to a matter brought by a class of our Accolade Health Assistants employed from August 2014 through August 2017 alleging misclassification of exemption status and a failure to pay appropriate overtime wages. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable and could divert management's attention from our business. We also could be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations. Although we have historically maintained a good relationship with our employees, our employees could unionize or any of our employees could engage in a strike, work stoppage, or other slowdown that would adversely affect our operations and could result in higher labor costs, which would harm our business.

We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

The market for our offerings is underpenetrated, competitive, and characterized by rapidly evolving technology standards, customer and member needs, and the frequent introduction of new products and services. Our competitors range from smaller niche companies to large, well-financed health plans. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we currently possess. We compete on the basis of several factors, including level of member engagement, ability to influence members to improve health and financial incomes, customer and member satisfaction, and price. Some of our competitors have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements.

In addition to new niche vendors, who offer stand-alone products and services, we also face competition from health plans, which may have existing systems in place at customers in our target market. These competitors may now, or in the future, offer or promise products or services similar to ours, and which offer ease of integration with existing systems and which leverage existing customer and vendor relationships.

In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, our trusted suppliers, or other third parties, technologies, or services to increase the availability of their products to the marketplace. For example, our current competitors may persuade our trusted suppliers to terminate their relationship with us and engage exclusively with our competitors. Accordingly, new competitors or alliances may emerge that have greater market share, larger customer bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our offerings are more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our solutions.

Our partners, including our trusted suppliers, could become our competitors by offering similar services. Some of our partners may begin to offer services in the same or similar manner as we do. For example, a trusted supplier may expand their business model from a point solution into an engagement model similar to ours. Although there are many potential opportunities for, and applications of, these services, our partners may seek opportunities or target new customers in areas that may overlap with those that we have chosen to pursue. In such cases, we may potentially compete against our partners. Competition from our partners may adversely affect our business and results from operations. In addition, some of the terms of our partner relationships may include exclusivity or other restrictive clauses. Any agreements with partners that include exclusivity or other restrictive provisions may limit our ability to partner with or provide services to potential customers or other third parties, which could harm our business.

We also compete on the basis of price. We may be subject to pricing pressures as a result of, among other things, competition within the industry, practices of managed care organizations, government action, and financial stress experienced by our customers. If our pricing experiences significant downward pressure, our business will be less profitable, and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current customers or expand our customer base in this competitive environment. If we do not retain current customers or expand our customer base, or if we have to renegotiate existing contracts, our business will be harmed.

Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors or one of our trusted suppliers, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business. In addition, as the healthcare industry consolidates, competition to provide services to this segment will become more intense. These healthcare industry participants may try to use their market power to negotiate price reductions for our existing and future offerings. If we reduce our prices because of consolidation in the healthcare industry, our revenue would decrease, which could harm our business.

The growth of our business relies, in part, on the growth and success of our customers and the number of members with access to our offerings, which are difficult to predict and are affected by factors outside of our control.

We enter into agreements with our customers under which our fees are generally dependent upon the number of their employees enrolled in in-scope health plans and those employees' enrolled dependents each month. If the number of members covered by one or more of our customers' health and other benefits programs were to decline, such decrease would lead to a decrease in our revenue. In particular, as a result of the current economic downturn, we believe that some of our customers may experience layoffs or other reductions in their workforce, which for our customers in industries more severely impacted by the COVID-19 pandemic may be significant. Any reductions in headcount for our customers may result in a decrease in our revenue. Some of our fees are also subject to credits if certain performance criteria are not met, which in some cases depend on the behavior of our members, such as their continued engagement with our existing and future offerings, and other factors outside of our control. The recognition of a portion of our revenue is subject to achievement of performance metrics and healthcare cost savings and may not be representative of revenue for future periods." In addition, some of our customers' members may request to opt out of our service, which could cause our customers to only pay for those members that have not opted out, and as a result, may result in utilization-based pricing, which could lead to a decrease in revenue from that customer and harm our business.

We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.

We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and extend our existing and future offerings to address evolving needs. For example, we recently developed add-on offerings that target specific challenges faced by our customers, including Accolade COVID Response Care, Accolade Boost, and our Trusted Supplier Program. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements, the incurrence of other unexpected costs associated with operating our business, and lack of acceptance by our customers. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

We may acquire other companies or technologies, which could divert our management's attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations.

We may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our existing and future offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses and may have difficulty integrating acquired businesses. For example, in July 2019, we acquired MD Insider, which we are in the process of integrating with our offerings. If we acquire additional businesses, we may not be able to integrate the acquired operations and technologies successfully, or effectively manage the combined business following the acquisition. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds and accustomed to different corporate cultures.

We also may not achieve the anticipated benefits from any acquired business due to a number of factors, including:

●             inability to integrate or benefit from acquired technologies or services in a profitable manner;

●             unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;

●             difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●             difficulty converting the customers of the acquired business into our current and future offerings and contract terms, including disparities in the revenue model of the acquired company;

●             diversion of management's attention or resources from other business concerns;

●             adverse effects on our existing business relationships with customers, members, or strategic partners as a result of the acquisition;

●             the potential loss of key employees; and

●             use of substantial portions of our available cash to consummate the acquisition.

We may issue equity securities or incur indebtedness to pay for any such acquisition or investment, which could adversely affect our business, results of operations, or financial condition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. In addition, a significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

If we do not continue to innovate and provide offerings that are useful to customers and members that achieve and maintain market acceptance, we may not remain competitive, and our revenue and results of operations could suffer.

Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated customer and member requirements, and achieve and maintain market acceptance on our existing and future offerings in the rapidly evolving market for healthcare and benefits in the United States. In addition, market acceptance and adoption of our existing and future offerings depends on the acceptance by employers, payors, health plans, and government entities as to the distinct features, cost savings, and other perceived benefits of our existing and future offerings as compared to competitive solutions. Our competitors are constantly developing products and services that may become more efficient or appealing to our customers or members. As a result, we must continue to invest significant resources in research and development in order to enhance our existing offerings and introduce new offerings that customers and members will want, while offering our existing and future offerings at competitive prices. If we are unable to predict customer and member preferences or industry changes, or if we are unable to modify our existing and future offerings on a timely or cost-effective basis, we may lose customers. If we are not successful in demonstrating to existing and potential customers the benefits of our existing and future offerings, or if we are not able to achieve the support of employers, healthcare providers, and insurance carriers for our existing and future offerings, our revenue may decline or we may fail to increase our revenue in line with our forecasts. Our results of operations also would suffer if our innovations are not responsive to the needs of our customers and members, are not timed to match the corresponding market opportunity, or are not effectively brought to market, including as the result of delayed releases or releases that are ineffective or have errors or defects.

The growth of our business and future success relies in part on our partnerships and other relationships with third parties and our business could be harmed if we fail to maintain or expand these relationships.

We selectively form partnerships and engage with a range of third parties, including brokers, agents, benefits consultants, carriers, third-party administrators, trusted suppliers, and co-marketing and co-selling partners to grow our customer base and adoption of our offerings. For example, in March 2019, we partnered with Humana and formed a joint go-to-market strategy, which we launched in two initial geographic markets. In October 2019, concurrent with an equity investment from Humana, we expanded our partnership to add a broader base of solutions targeting self- and fully-insured customer prospects and significantly expand our target geographic markets. We may fail to retain and expand these partnerships and other third-party relationships for various reasons, and any such failure could harm our relationship with our customers, our reputation and brand, our prospects, and our business.

In order to grow our business, we anticipate that we will continue to depend on our relationships with our partners. As we seek to form additional partnerships and other third-party relationships, it is uncertain whether these efforts will be successful, or that these relationships will result in increased customer or member use of our solutions or increased revenue. In the event that we are unable to effectively utilize, maintain, and expand these partnerships and other third-party relationships, our revenue growth could slow. Additionally, our partnerships and other third-party relationships may demand, or demand greater, referral fees or commissions.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be impacted and our business would be harmed.

Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The principal assumptions relating to our market opportunity include the number of self- and fully-insured employers in the United States, which is estimated to be approximately 21,500 employers with 500 employees or more. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing solutions. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected.

We depend on our senior management team, and the loss of one or more of these employees, or an inability to attract and retain qualified key personnel, could adversely affect our business.

Our success depends, in part, on the skills, working relationships and continued services of Rajeev Singh (Chief Executive Officer), other senior management team members and other key personnel. We do not currently maintain key-person insurance on the lives of any of our key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

While we have entered into offer letters or employment agreements with certain of our executive officers, all of our employees are "at-will" employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we may provide equity awards that vest over time or based on performance. The value to employees of equity awards that vest over time or based on performance will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. In addition, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain any of our key personnel, our business could be harmed.

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with our existing customers and partners, including our trusted suppliers, and to our ability to attract new customers and partners. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of customers, members, and partners, and failure to maintain high-quality support, could harm our reputation and brand and make it substantially more difficult for us to attract new customers and trusted suppliers or form new partnerships. Additionally, the performance of third parties with whom we have a relationship, including our trusted suppliers, may also affect our brand and reputation, particularly if our customers and members do not have a positive experience with our trusted suppliers or other third parties. In addition, our sales process is highly dependent on the reputation of our offerings and business and on positive recommendations from our existing customers. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with existing and prospective customers, which would harm our business.

Any failure to offer high-quality customer and member support services could adversely affect our relationships with our customers and partners and our operating results.

Our customers and members depend on our support to assist members with their healthcare and other benefits needs. We may be unable to accurately predict our members' demand for services or respond quickly enough to accommodate short-term increases in customer or member demand for services. Increased customer or member demand for services, without a corresponding increase in productivity or revenue, could increase costs and adversely affect our operating results. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, our relationships with third parties and our ability to form new partnerships, and our business and operating results.

If our existing customers do not continue to renew their contracts with us, renew at lower fee levels, decline to purchase additional offerings from us, or terminate their contracts for convenience, our business could be harmed.

We expect to derive a significant portion of our revenue from the renewal of existing customers' contracts and sales of additional solutions to existing customers. As part of our growth strategy, for instance, we have recently focused on expanding our solutions among current customers. For example, we recently launched Accolade Boost, which leverages our technology platform's decision influence models to identify member population segments for multichannel messaging to encourage additional engagement and member utilization of benefit programs, and our Trusted Supplier Program, which simplifies a customer's vetting and procurement processes for point solutions (including financial, information security, and clinical audits). Achieving a high customer retention rate and selling additional applications and solutions are critical to our future business, revenue growth, and results of operations. Factors that may affect our retention rate and our ability to sell additional applications and solutions include the following:

●             the price, performance, and functionality of our existing and future offerings;

●             the availability, price, performance, and functionality of competing solutions;

●             our ability to develop and sell complementary applications and solutions;

●             changes in healthcare laws, regulations, or trends; and

●             the business environment of our customers.

We typically enter into contracts with our customers with a stated initial term of three years and various termination rights, which if invoked may cause such contracts to be terminated before the term expires. For example, after a specified period, certain of these contracts are terminable for convenience by our customers after a notice period has passed, including existing contracts with some of our largest customers. An average of 25% of our customer contracts are up for renewal in each of fiscal year 2021 through fiscal year 2024. In connection with the recent COVID-19 pandemic, macroeconomic factors may affect our customers' desire to renew their contracts, or even if they do renew, if they undergo layoffs or reductions in force, then our membership numbers would decrease which would reduce our revenues. Some of our largest customers are airlines, and this industry may be particularly susceptible to the current economic factors if there is not additional government assistance. If any of our contracts with our customers is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. Should any of our customers terminate their relationship with us after implementation of our solutions has begun, we not only would lose our time, effort, and resources invested in that implementation, but also we would have lost the opportunity to leverage those resources to build a relationship with other customers over that same period of time. Our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers and may decrease our annual revenue. Mergers and acquisitions involving our customers have in the past and may in the future lead to non-renewal or termination of our contracts with those customers or by the acquiring or combining companies. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

The healthcare industry is rapidly evolving and the market for technology-enabled solutions that empower healthcare consumers is relatively immature and unproven. If we are not successful in promoting the benefits of our existing and future offerings, our growth may be limited.

The market for our solutions is subject to rapid and significant changes. The market for technology-enabled solutions that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, increasing consumer financial responsibility, consumerism and engagement, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled solutions that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are continually involved in a number of projects to compete with new market entrants by developing new offerings, growing our customer base, and expanding into adjacent markets. For example, the Accolade Boost solution and our Trusted Supplier Program are examples of add-on offerings we have recently deployed to complement our traditional offerings and generate additional value to our customers. These projects carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our customers. If we cannot adapt to rapidly evolving industry standards, technology, and increasingly sophisticated customers and their employees, our existing technology could become undesirable, obsolete, or harm our reputation.

We must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing offerings and introduce new offerings that existing customers and potential new customers will want. If our new or modified offerings are not responsive to the preferences of customers and their employees, emerging industry standards, or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing customers or be unable to obtain new customers, and our results of operations may suffer.

Our success also depends to a substantial extent on the ability of our existing and future offerings to increase member engagement and our ability to demonstrate the value of our existing and future offerings to customers. If our existing customers do not recognize or acknowledge the benefits of our existing and future offerings or our offerings do not increase member engagement, then the market for our solutions might not develop at all, or it might develop more slowly than we expect, either of which could adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business, which could lead to errors in our predicting and reacting to relevant business, legal, and regulatory trends and healthcare reform. If any of these events occur, it could harm our business.

We have been and may in the future become subject to litigation, which could harm our business.

Our business entails the risk of liability claims against us, and we have been and may in the future become subject to litigation. Claims against us may be asserted by or on behalf of a variety of parties, including our customers, our members, vendors of our customers, government agencies, our current or former employees, or our stockholders. We expect there to be an increase in litigation related to employer practices and healthcare in connection with the COVID-19 pandemic, and our risk may increase especially in light of our new offering, Accolade COVID Response Care. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, covered by adequate insurance. Although we carry professional errors and omissions insurance in amounts that we believe are appropriate in light of the risks attendant to our business, successful claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, any determination that we are acting in the capacity of a healthcare provider, or exercising undue influence or control over a healthcare provider, may subject us to claims not covered by our professional errors and omissions insurance coverage, or could result in significant sanctions against us and our clinicians, additional compliance requirements, expense, and liability to us. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our solutions. As a result, adequate professional liability insurance may not be available to us or to our partners in the future at acceptable costs or at all. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby harming our business and per share trading price of our common stock. For example, fines or assessments could be levied against us under domestic or foreign data privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the General Data Protection Regulation (GDPR), or the California Consumer Privacy Act of 2018 (CCPA)) or under authority of privacy enforcing governmental entities (such as the Federal Trade Commission (FTC), or the U.S. Department of Health and Human Services (HHS)) or as a result of private actions, such as class actions based on data breaches or based on private rights of action (such as that contained in the CCPA). Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers. In addition, such litigation could result in increased scrutiny by government authorities having authority over our business, such as the FTC, the HHS, Office for Civil Rights (OCR), and state attorneys general.

Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business, customers, members, or partners, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect, store, use, and disclose sensitive data, including protected health information (PHI), and other types of personal data or personally identifiable information (PII). We also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information, including that of our customers and members. We manage and maintain our technology platform and data utilizing a combination of on-site systems, mobile applications, managed data center systems, and cloud-based computing center systems. We are highly dependent on information technology networks, mobile applications, and systems, including the Internet, to securely process, transmit, and store this critical information. This is particularly true as our workforce is currently working remotely in response to the stay-at-home orders related to the COVID-19 pandemic. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers, and similar breaches, and employee or contractor error, negligence, or malfeasance, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information, causing member health information to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, and transmission of customer and member information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Our technology platform also utilizes artificial intelligence and machine learning technology to provide services, and this technology is susceptible to cybersecurity threats, as PHI, PII, and other confidential and sensitive information may be integrated into the platform. Because of the sensitivity of the PHI, other PII, and other confidential information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our solutions, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy.

We take certain administrative, physical, and technological safeguards to address these risks, such as by requiring outsourcing subcontractors and partners, including trusted suppliers, who handle customer and member information for us to enter into agreements that contractually obligate those subcontractors and partners to comply with applicable privacy laws, such as HIPAA, and otherwise use reasonable efforts to safeguard PHI, other PII, and other sensitive information. For those subcontractors and partners who handle PHI on our behalf, we enter into business associate agreements as required by HIPAA. Measures taken to protect our systems, those of our subcontractors and partners, or the PHI, other PII, or other sensitive data we, our subcontractors, or our partners process or maintain, may not adequately protect us from the risks associated with the collection, storage, and transmission of such information.

Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure has been in the past and may be vulnerable in the future to attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, or other incidents or disruptions. A security incident or privacy violation that we experience (or that occurs at a trusted supplier or customer) that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, member information, including PHI or other PII, or other sensitive information we, our subcontractors, or our partners maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to customers, affected individuals, including regulatory authorities and the media, and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, handling of contractual claims (including breach of contract or breach of confidentiality issues), and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. In the event of a security breach, we may also be subject to private causes of action and/or statutory penalties under certain state laws, such as the CCPA, which provides a private right of action for data breaches of certain unencrypted or unredacted personal information and establishes statutory penalties for violations of the law. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our technology platform, and we could suffer a loss of customers, members, or trusted suppliers or a decrease in the use of our existing and future offerings, and we may suffer loss of reputation, adverse impacts on customer, member, partner, and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, health plans, benefits administrators, customers, members, and our trusted suppliers may then refuse to provide data to us, or restrict our ability to use such data, in which event our business could be harmed.

In addition, security incidents and other inappropriate access to, or acquisition or processing of, information can be difficult to detect or may occur outside of our network (such as in our supply chain or at our customers or trusted suppliers), and any delay in identifying or responding to such incidents or in providing any notification of such incidents may lead to increased harm. Any such breach or interruption of our systems, or the systems of any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA, CCPA, or GDPR, and regulatory penalties.

Unauthorized access, loss, or dissemination could also disrupt our operations, including our ability to perform our services, provide member assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future solutions, and engage in other member and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. Additionally, actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident.

If we fail to provide accurate and timely information, or if our Accolade Health Assistants and clinicians, our content, or any other element of our existing and future offerings is associated with faulty administrative or clinical decisions or treatment, we could have liability to customers or members, which could adversely affect our results of operations.

Our Accolade Health Assistants and clinicians, our member web portal, and our mobile application all use our technology platform to support our members in making healthcare and benefits-related decisions. In addition, our Accolade Health Assistants and clinicians use our technology platform to help guide interactions with members. Our technology platform applies artificial intelligence and machine learning tactics to generate predictive insights about our members, which are then translated into recommended interventions for our Accolade Health Assistants and clinicians and used to enhance our member self-service capabilities. Our services, including personalized recommendations and interventions, center around engagement with our members to provide members with better understanding of their benefits, assist with access to care, and provide options for choosing quality providers and care; we do not provide medical care or establish patient relationships with our members. For example, our Accolade Health Assistants can leverage our technology platform to provide quotes to a member about that member's healthcare benefits, including in-network services, balance billing, or claims quotes. If we fail to provide accurate and timely information regarding these benefits or if the data generated by our technology platform (including the artificial intelligence and machine learning components) are inaccurate, fail, or are subject to security incidents, this could lead to claims against us that could result in substantial costs to us or cause demand for our solutions to decline. If our Accolade Health Assistants, clinicians, or technology platform guide people to care settings and providers resulting in faulty clinical decisions or treatment, then our customers or our members could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our existing and future offerings to decline. For example, our nurses have access to extensive intelligence on provider quality and cost, which allows them to present various options to members when they are selecting a primary care physician or specialist. If the member relies on this provider recommendation, and that provider subsequently makes faulty clinical decisions or treatment recommendations, we could be subject to claims by such member. In addition, if our Accolade Health Assistants or clinicians make recommendations outside of our standard protocol that result in faulty clinical decisions or treatments, then our customers or our members could assert claims against us.

In May 2020, we announced a new offering, Accolade COVID Response Care, to provide a comprehensive solution for current and ongoing needs of our customers as they reopen and rebuild their businesses. We may be subject to increased liability exposure from our customers or their members as we assist our customers in managing our customers' return to workplace programs, including the potential for diagnostic and antibody testing. Accordingly, there is the potential for increased liability exposure to Accolade, including as related to an employer's decision not to permit an employee to return to the workplace based on our service or if one of our customers has an outbreak of COVID-19 despite using our solution to plan their reopening.

The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management's attention from operations, damage our reputation, and decrease market acceptance of our existing and future offerings. We maintain general liability and insurance coverage, but this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, or may not provide coverage if our Accolade Health Assistants or clinicians were to engage in the unlicensed practice of medicine. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage. Adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management and our providers from our operations, which may harm our business. In addition, any claims may adversely affect our business or reputation.

Our technology platform may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. From time to time, we have discovered defects or errors in our software, and such defects or errors can be expected to appear in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to customers and members and cause delays in introduction of new solutions, result in increased costs and diversion of development resources, require design modifications, or decrease market acceptance or customer satisfaction with our solutions. If any of these risks occur, they could harm our business.

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties, and our own systems for providing solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.

Our ability to deliver our solutions is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. We currently host our technology platform, serve our customers and members, and support our operations primarily using third-party data centers and telecommunications solutions, including cloud infrastructure services such as Amazon Web Services (AWS) and Google Cloud. We also use a third-party call center for off-hours clinical support. We do not have control over the operations of the facilities of our data and call center providers, AWS, or Google Cloud. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with customers and adversely affect our business and could expose us to third-party liabilities.

For some of these services, we may not maintain redundant systems or facilities. Our technology platform's continuing and uninterrupted performance is critical to our success. Members may become dissatisfied by any system failure that interrupts our ability to provide our solutions to them. We may not be able to easily switch our AWS and Google Cloud operations to another cloud service provider if there are disruptions or interference with our use of AWS or Google Cloud. Sustained or repeated system failures would reduce the attractiveness of our technology platform to customers and members and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our existing and future offerings. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Neither our third-party data and call center providers nor AWS or Google Cloud have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional data or call center providers or cloud service providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these providers were to increase the cost of their services, we may have to increase the price of our existing and future offerings, and our business may be harmed.

The COVID-19 outbreak may significantly disrupt our operations and negatively impact our business, financial condition, and results of operations.

Our business, financial condition, and results of operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the recent outbreak of COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic has led to orders to shelter in place, travel restrictions, and mandated business closures and has adversely affected financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. We have taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work from home policy for our workforce and suspending employee travel and in-person meetings. We may experience increased demand on our Accolade Health Assistants and clinical specialists if our members are impacted by a contagious disease in large numbers. This increased demand could result in our failing to meet certain performance metrics set forth in contracts with our customers. Collectively or alone, these conditions could cause (1) increased absenteeism among our workforce (including resulting from sick time or increased use of Family Medical Leave Act and other leave) that could negatively affect our ability to provide our service despite our deployment of business continuity and disaster recovery plans enabling our workforce to work fully remotely from our offices, and/or (2) our customers or prospective customers decreasing headcount, benefits, or budgets, which could decrease corporate spending on our products and services, resulting in delayed sales cycles, a decrease in new customer acquisition, and/or loss of customers. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees.  If our existing customers do not continue to renew their contracts with us, renew at lower fee levels, decline to purchase additional offerings from us, or terminate their contracts for convenience, our business could be harmed." While these risks may be offset by the value that Accolade can provide to customers and members during a health crisis, the impact on our business is still highly uncertain.

Natural or man-made disasters, events outside our reasonable control, and other similar events may significantly disrupt our operations and negatively impact our business, financial condition, and results of operations.

Our offices, third-party data and call centers, or cloud infrastructure services may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, acts of terrorism or other criminal activities, or other events or business continuity problems outside our reasonable control such as a general and widespread failure of the Internet or telecommunications or outbreaks of public health threats, such as the novel coronavirus, which may render it difficult or impossible for us to operate our business for some period of time. Any disruptions in our operations related to the repair or replacement of our offices, third-party data and call centers, or cloud infrastructure services could negatively impact our business and results of operations and harm our reputation. Insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could harm our business.

Risks Related to Governmental Regulation

Changes in the health insurance market, ERISA laws, state insurance laws, or other laws could harm our business.

The market for private health insurance in the United States is evolving and, as our customers are primarily employers that deploy our offerings to employees and their families, our future financial performance will depend in part on the growth in this market. Changes and developments in the health insurance system in the United States could reduce demand for our existing and future offerings and harm our business. For example, there has been an ongoing national debate relating to the healthcare reimbursement system in the United States. Some members of Congress and presidential candidates have introduced proposals that would create a new single payor national health insurance program for all United States residents; others have proposed more incremental approaches, such as creating a new public health insurance plan option as a supplement to private sources of coverage. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or require such benefits to be taxable are adopted, the subsequent impact on the workplace benefits provided by our customers may in turn have an adverse effect on our business and results of operations.

In addition, changes in laws or regulations regarding the Employee Retirement Income Security Act of 1974 (ERISA), changes in state insurance laws, or other changes in laws could materially impact the self-insured employer healthcare and benefits markets, or the markets in which our other existing or potential customers procure and provide benefits.

If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business could be harmed.

Our existing and future offerings, as well as our business activities, including our relationships with our commercial partners and customers, are or may be in the future subject to a complex set of regulations and rigorous enforcement, including by the HHS, Office of the Inspector General and Office of Civil Rights, U.S. Food and Drug Administration (FDA), U.S. Department of Justice, and numerous other federal and state governmental authorities. There is also rapidly changing COVID-19 guidance from the Centers for Disease Control and Prevention (CDC), state health organizations, the U.S. Equal Employment Opportunity Commission, the Department of Labor, the Occupational Safety and Health Administration, and others, especially as it relates to our new offering, Accolade COVID Response Care. In addition, our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Certain aspects of our business model may also trigger scrutiny under healthcare and related laws. Federal and state healthcare and related laws and regulations that may now or in the future affect our ability to conduct business include:

●             HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of protected health information on certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that access or otherwise process individually identifiable health information on their behalf. HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●             state laws governing the privacy and security of personal information, including health information and state breach notification requirements, many of which differ from each other in significant ways with respect to scope, application, and requirements, and which often exceed the standards under HIPAA, thus complicating compliance efforts;

●             foreign laws governing the privacy and security of personal information, such as GDPR;

●             laws that regulate how businesses operate online, including measures relating to privacy and data security and how such information is communicated to customers (a) under the FTC's unfair and deceptive trade practice authority from the FTC Act and (b) from state attorneys general under state consumer protection laws and data privacy laws;

●             state laws governing the corporate practice of medicine and other healthcare professions and related fee-splitting laws;

●             the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Centers for Medicare and Medicaid Services (CMS) programs, including Medicare and Medicaid;

●             the federal civil false claims laws, including the federal False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

●             federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●             the federal Physician Payments Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●             state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

The Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. For example, there is a risk that regulatory authorities in some states may find that certain of our contractual relationships with healthcare providers are in violation of state anti-kickback or fee-splitting laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. We may be subject to private "qui tam" actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties.

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment for individuals and exclusion from participation in government programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

Our use, disclosure, and other processing of PII and PHI is subject to HIPAA and other federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customer base, member base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We are considered a business associate under HIPAA, and we execute business associate agreements with our customers, subcontractors, and trusted suppliers. HIPAA requires covered entities and business associates, such as us, to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.

Some of our business activities require that we or our partners obtain permissions consistent with HIPAA to provide certain marketing and data aggregation services as well as those activities that require the creation and use of de-identified information. Similarly, our new offering, Accolade COVID Response Care requires us to obtain express authorizations from members, which may result in an increased risk of compliance with such authorizations. We may also require large sets of de-identified information to enable us to continue to develop and enhance our data and analytics platform. If we or our partners are unable to secure these rights, or if there is a future change in law, we may face limitations on the use of PHI and our ability to provide marketing services and use de-identified information, which could harm our business or subject us to potential government actions or penalties. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonomized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information or create additional regulatory burdens. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

Additionally, through our third party telehealth partners, we provide COVID-19 testing services to consumers on behalf of certain of our employer customers. Such testing services and the related contract tracing activities related to such testing may be subject to the aforementioned laws, including HIPAA.

In addition, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by HHS and our customers. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys' fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of PHI and other types of PII. In the case of our European subsidiary, Accolade may have obligations under GDPR and related EU privacy laws and regulations related to the use, transfer, and protection of employee-related data. These laws and regulations in many cases may be more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations may also require additional compliance obligations relating to the transfer of data between Accolade and its subsidiaries. There is a risk that regulatory authorities may determine that we have not implemented our compliance obligations in a timely or appropriate manner. Penalties for noncompliance under GDPR and related EU privacy laws may include significant monetary fines. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future.

Such new regulations and legislative actions (or changes in interpretation of existing laws or regulations regarding data privacy and security together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations, and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the CCPA which has been characterized as the first "GDPR-like" privacy statute to be enacted in the United States, and we cannot determine how broadly or narrowly regulators will interpret and enforce such new laws, regulations, and standards and the corresponding impact it may have on our business. Although we are modifying our data collection, use and processing practices and policies in an effort to comply with the law, there is a risk that the California Attorney General does not find our practices or policies to be compliant with the CCPA, which would potentially subject us to civil penalties or an inability to use information collected from California consumers. In addition, such laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing, or advertising due to the expansive definition of personal information under CCPA), our ability to control our costs by using certain vendors or service providers, or impact our ability to offer certain services in certain jurisdictions. Further, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information (which may not fall under the CCPA HIPAA exemption), and allow for a new cause of action for data breaches. Additionally, such laws and regulations are often inconsistent and may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. Given that requirements may be inconsistent and evolving, our response to these requirements may not meet the expectations of our customers or their employees, which could thereby reduce the demand for our services. Finally, some customers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and our customers and potentially exposes us to additional expense, adverse publicity and liability. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure has been in the past and may be vulnerable in the future to attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, or other incidents or disruptions. For example, we have been the target of phishing attacks seeking confidential information regarding our employees, which resulted in the disclosure of employee confidential information on one occasion. Furthermore, while we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business.

We outsource important aspects of the storage and transmission of customer and member information, and thus, rely on third parties to manage functions that have material cyber-security risks. A breach of privacy or security of such information by a subcontractor may result in an enforcement action against us. We attempt to address these risks by requiring outsourcing subcontractors who handle such information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard such information. However, we cannot be assured that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information on our behalf by our subcontractors.

Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business. We also publish statements to our customers and members that describe how we handle and protect PHI (for example, through our privacy policies connected with our website, mobile applications and other digital tools). If federal or state regulatory authorities, such as the FTC or state attorneys general, or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our existing and future offerings. Any of the foregoing consequences could harm our business.

Our employment and use of nurses, physician medical directors and our other clinicians may subject us to licensing and other regulatory risks.

Our employment and use of nurses, physician medical directors, and our other clinicians may subject us to state and other licensing and regulatory risks. In addition, our subcontracts with clinicians to provide telehealth services related to COVID-19 testing may also subject us to certain licensing and regulatory risks. For example, there may be restrictions on the ability of our employed and contracted clinicians to provide services to our members residing in states outside of the state or states in which such clinicians are licensed or registered. The services provided by our clinicians may be subject to review by state or other regulatory bodies. In addition, any activities conducted by our clinicians that are in violation of practice rules could subject us to fines or other penalties. For example, while we do not provide medical care or establish patient relationships with our members, our clinicians could be found to be practicing outside the scope of their respective licenses in violation of applicable laws. Further, if one of our clinicians is found to be acting outside the scope of their professional license in violation of the applicable state's practice laws, such activity could result in disciplinary action against the clinician by the applicable licensing agency. The definition of what constitutes the practice of medicine, nursing or other health professions varies by state.

In addition, there is a risk that we may be found in violation of the prohibition of the corporate practice of a health profession under certain state laws, which may result in the imposition of civil or criminal penalties. Certain states prevent corporations from being licensed as practitioners and prohibit physicians from practicing medicine in partnership with non-physicians, such as business corporations. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in certain states. These laws, which vary by state, may also prevent the sharing of professional services income with non-professional or business interests. Any determination that we are acting in the capacity as a healthcare provider, exercising undue influence or control over a healthcare provider or impermissibly sharing fees with a healthcare provider, may result in significant sanctions against us and our clinicians, including civil and criminal penalties and fines, additional compliance requirements, expense, and liability to us, and require us to change or terminate some portions of our contractual arrangements or business.

Evolving government regulations may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion, or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could harm our business. For example, since the Affordable Care Act was enacted, there have been judicial and Congressional challenges to certain aspects of the law, as well as efforts by the Trump administration to repeal or replace certain aspects of Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 (Tax Act), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate."

The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax that were mandated by the Affordable Care Act and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in fall 2020. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us. In the states in which we operate, we believe we are in compliance with all applicable material regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. In the event that we must remedy such violations, we may be required to modify our existing and future offerings and solutions in such states in a manner that undermines our existing and future offerings' attractiveness to partners, customers or members, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

Additionally, the introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state medical board licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our existing and future offerings from being offered to partners, customers and members, which could harm our business. In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the reductions to Medicare payments to providers of 2% per fiscal year from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Additionally, on April 18, 2020, CMS announced that qualified health plan issuers under the Affordable Care Act may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

Individuals may claim our outbound engagement techniques, including outbound telephone calls and digital outreach, are not compliant with HIPAA or federal marketing laws.

Several federal laws are designed to protect consumers from various types and modes of marketing. HIPAA prohibits certain types of marketing to individuals using PHI, except for certain treatment and healthcare operations, including communications made to describe a health-related product or service (or payment for such product or service) that is provided by, or included in, a plan of benefits. Our solutions may be subject to review by HHS or OCR and deemed in violation of HIPAA, which could subject us to fines or other penalties. In addition, the Telephone Consumer Protection Act (TCPA), is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA's purview has extended to text messages sent to consumers. We may communicate with and perform outreach to members through multiple modes of communication, including phone, email, and secure messaging. We must ensure that our solutions that leverage telephone and secure messaging comply with TCPA regulations and agency guidance. While we strive to adhere to strict policies and procedures, the Federal Communications Commission (FCC), as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our solutions violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our customer contracts, could require us to change or terminate some portions of our offerings, could require us to refund portions of our fees, and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Other laws focus on unsolicited email, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, (CAN-SPAM Act), which establishes requirements for the transmission of commercial email messages and specifies penalties for unsolicited commercial email messages that follow a recipient's opt-out request or deceive the receiving consumer.

In addition, some of our marketing activities require that we obtain permissions consistent with HIPAA and applicable state health information privacy laws. If we are unable to secure such permissions, or if there is a future change in law, we may face limitations on the use of such information, which may harm our business.

The U.S. Food and Drug Administration may in the future determine that our technology solutions are subject to the Federal Food, Drug, and Cosmetic Act, and we may face additional costs and risks as a result.

There is a risk that our existing and future offerings, including the operational/technical component of our business model, such as our decision support software incorporating machine learning, meets the definition of a medical device under the Federal Food, Drug, and Cosmetic Act (FDCA). Medical devices are subject to extensive regulation by the FDA under the FDCA. Under the FDCA, medical devices include any instrument, apparatus, machine, contrivance, or other similar or related articles that is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease. FDA regulations govern among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export.

Failure to appropriately seek FDA approval or noncompliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us from entering into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replace, or refund of the cost of any device.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

The Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act modifies certain of the changes made by the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act, as amended by the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as amended by the CARES Act, or any newly enacted federal tax legislation.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use, value-added, and similar taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, or jurisdictions in which we collect sales tax may assert that we have under-collected sales tax, either of which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Although our customer contracts typically provide that our customers must pay all applicable sales and similar taxes, our customers may be reluctant to pay back-taxes and associated interest and penalties, or we may determine that it would not be commercially feasible to seek reimbursement from such customers, in which event any such tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of February 29, 2020, we had U.S. federal net operating loss carryforwards (NOLs), of $272.8 million and state NOLs of $258.9 million. Under the Tax Act, as modified by the CARES Act, unused NOLs for the fiscal year ended February 29, 2020 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated in taxable years beginning after December 31, 2017, which would be our tax year ending February 28, 2018 and thereafter, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible in the case of NOLs arising in taxable years ending after 2020 to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act. As a result, if we earn net taxable income in future years, our NOLs arising in tax years ending February 28, 2018 and earlier may expire prior to being used and our NOLs generated in later tax years beginning after 2020 will be subject to a percentage limitation. In addition, under the CARES Act, corporate taxpayers may carryback net operating losses originating in taxable years beginning after 2017 and before 2021 for up to five years, which was not previously allowed under the Tax Act. Under Sections 382 and 383 of the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs and other tax attributes and to offset its post-change income and taxes may be limited. In general, an "ownership change" occurs if there is a cumulative change in our ownership by "5% stockholders" that exceed 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our initial public offering, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of one of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.

Risks Related to our Intellectual Property

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

Our intellectual property includes our processes, methodologies, algorithms, applications, technology platform, software code, website content, user interfaces, graphics, registered and unregistered copyrights, trademarks, trade dress, databases, domain names, and patents and patent applications. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, domain names, and patents as critical to our success.

We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States.

We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with other parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our intellectual property.

The agreements that we execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our intellectual property or deter independent development of similar intellectual property by others.

Obtaining and maintaining effective intellectual property rights is expensive, including the costs of monitoring unauthorized use of our intellectual property and defending our rights. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. We strive to protect certain of our intellectual property rights through filing applications for trademarks, patents, and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions. However, there is no assurance that any resulting patents or other intellectual property rights will adequately protect our intellectual property, or provide us with any competitive advantages. Moreover, we cannot guarantee that any of our pending patent or trademark applications will issue or be approved. Even where we have intellectual property rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every jurisdiction. The United States Patent and Trademark Office also requires compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and after a patent has issued. Noncompliance with such requirements and processes may result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to develop and commercialize substantially similar and competing applications, which would harm our business.

We believe it is important to maintain, protect and enhance our brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States. Third parties may challenge our use of our trademarks, oppose our trademark applications, or otherwise impede our efforts to protect our intellectual property in certain jurisdictions. In the event that we are unable to register our trademarks in certain jurisdictions, we could be forced to rebrand our solutions, which would result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors and others could also attempt to capitalize on our brand recognition by using domain names or business names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring or using domain names and other trademarks that infringe on, are similar to, or otherwise decrease the value of, our brands, trademarks, or service marks. We also may incur significant costs in enforcing our trademarks against those who attempt to imitate our brand and other valuable trademarks and service marks.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. We may not be able to detect infringement or unauthorized use of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources. Litigation has in the past and may be necessary in the future to enforce our intellectual property rights, protect our proprietary rights, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could harm our business. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits, and adversarial proceedings such as oppositions, inter partes review, post-grant review, re-examination, or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. If we fail to maintain, protect, and enhance our intellectual property rights, our business may be harmed and the market price of our common stock could decline.

Our competitors also may independently develop similar technology that does not infringe on or misappropriate our intellectual property rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Effective patent, trademark, copyright, and trade secret protection may not be available to us in every country in which our solutions or technology are developed. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. The laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for existing and future offerings.

Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Our success depends in part on our ability to develop and commercialize our offerings and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results, and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our offerings and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners, our licensees, or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights, or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties.

Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. We have in the past initiated, and it may in the future be necessary for us to initiate, litigation to defend ourselves in order to determine the scope, enforceability, and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management's attention and financial resources, and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our solutions or technology, obtain licenses, modify our solutions and technology while we develop non-infringing substitutes, or incur substantial damages, settlement costs, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected solutions. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees, or grant cross-licenses to intellectual property rights for our solutions. We may also have to redesign our solutions so that they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and solutions may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms, or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

From time to time, we have been and may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore harm our business.

Our use of open source software could adversely affect our ability to offer our solutions and subject us to possible litigation.

We use open source software in connection with our existing and future offerings. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third-parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses, if we combine and/or distribute our proprietary software with open source software in certain manners. Although we monitor our use of open source software, we cannot be sure that all open source software is reviewed prior to use in our proprietary software, that our programmers have not incorporated open source software into our proprietary software, or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts.

There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our existing and future offerings to our customers and members. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software, to others, including our competitors, on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our technology, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could harm our business.

Any restrictions on our ability to obtain or use data could harm our business.

Our business depends in part on data provided to us by, among other sources, health plans, benefits administrators, data warehouses, electronic data interchange (EDI) transaction data providers, and our trusted suppliers. Any errors or defects in any third-party data or other technology could result in errors in our existing and future offerings that could harm our business and damage our reputation and cause losses in revenue, and we could be required to spend significant amounts of additional resources to fix any problems. In addition, certain of our offerings, including Accolade Total Care and Accolade Total Health and Benefits, depend on maintaining our data and analytics technology platform, which is populated with data provided by third parties. While our existing agreements with these data providers have multiple-year terms, these providers could become our competitors in the future. Any loss of the right to use of data provided by any health plan providers, benefits administrators, or other entities that provide us data, could result in delays in producing or delivering our solutions until equivalent data, other technology, or intellectual property is identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with technology, data, or intellectual property available from other parties or to develop these components ourselves, which would result in increased costs. Furthermore, we might be forced to limit the features available in our existing or future offerings. If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement offerings or to license and integrate a functional equivalent of the technology or intellectual property. The occurrence of any of these events may harm our business.

In addition, some of our business activities require that we obtain permissions consistent with HIPAA to provide certain marketing and data aggregation solutions as well as those activities that require the creation and use of de-identified information. We also require large sets of de-identified information to enable us to continue to develop and enhance our data and analytics platform. If we are unable to secure these rights, or if there is a future change in law, we may face limitations on the use of PHI and our ability to use de-identified information that could harm our business. There is also a risk that we may fail to properly de-identify PHI and/or PII under applicable state laws, some of which impose different standards for de-identification than those imposed by HIPAA.

Risks Related to Ownership of Our Common Stock

We have incurred and will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the listing standards of the Nasdaq Stock Market (Nasdaq) and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management's attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees and engaged outside consultants to assist us in complying with these requirements, we will need to hire more employees in the future or may need to engage additional outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. These factors could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.  As a result of disclosure of information in our public company filings, our business and financial condition will become more visible, which may result in pricing pressure from customers or an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

We are an "emerging growth company," and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.

For as long as we remain an "emerging growth company," as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not "emerging growth companies," including not being required to comply with the independent auditor attestation requirements of Section 404 the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being permitted to provide fewer years of audited financial statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We would cease to be an "emerging growth company" upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of this offering. We may choose to take advantage of some but not all of these reduced reporting burdens, and we have taken advantage of certain reduced reporting burdens in this Quarterly Report on Form 10-Q. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an "emerging growth company" can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and consolidated financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards as of the public company effectiveness dates. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an "emerging growth company" as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Our executive officers, directors, and substantially all holders of our capital stock and securities convertible into or exchangeable for our capital stock are subject to market standoff agreements with us or have agreed to enter into lock-up agreements with the underwriters for our IPO agreeing, subject to certain exceptions, not to, without the prior written consent of Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, and BofA Securities, Inc., on behalf of the underwriters, dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our capital stock for a period of 180 days after the date of our Final Prospectus for our IPO, dated as of July 1, 2020  and filed with the SEC, pursuant to Rule 424(b)(4) on July 2, 2020. When the lock-up period in the lock-up agreements expires, our locked-up security holders will be able to sell our shares in the public market, subject in some cases to the volume and other restrictions of Rule 144. In addition, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, and BofA Securities, Inc., on behalf of the underwriters, may release all or some portion of the shares subject to the lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares, or the perception that such sales may occur, upon expiration of, or early release of the securities subject to, the lock-up agreements, could cause our stock price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Stockholders owning an aggregate of approximately 37.3 million shares are entitled, under our registration rights agreement, to require us to register shares owned by them for public sale in the United States. Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

Our credit agreement contains certain restrictions that may limit our ability to operate our business.

The terms of our existing credit agreement with Comerica Bank and the related collateral documents contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. These agreements require us to satisfy a specified minimum liquidity level at all times and to achieve certain minimum covenant revenue, as defined, on a trailing six-month basis. Our ability to meet financial covenants can be affected by events beyond our control, including as a result of the economic downturn caused by the COVID-19 pandemic, and we may not be able to continue to meet these covenants. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in these agreements and/or the related collateral documents would result in an event of default under such agreements. Upon the occurrence of an event of default, Comerica Bank as administrative agent for the revolving lenders could elect to declare all amounts outstanding, if any, under the credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, Comerica Bank as administrative agent for the revolving lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under the loan documents. If Comerica Bank as administrative agent for the revolving lenders accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

There has been very little prior public trading market for our common stock, and an active trading market may not be sustained.

Prior to our IPO, there was no prior public trading market for our common stock. An active trading market for our common stock may not be sustained. In addition, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Accordingly, we cannot assure you of the liquidity of an active trading market, your ability to sell your shares of our common stock when desired, or the prices that you may obtain for your shares of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire or make investments in complementary companies, products, or technologies by using shares of our common stock as consideration.

Our executive officers, directors, and holders of 5% or more of our common stock collectively beneficially own approximately 51% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our executive officers, directors, and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 51% of the outstanding shares of our common stock, based on the number of shares outstanding as of July 31, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.

In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and solutions, enhance our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

●             finance unanticipated working capital requirements;

●             develop or enhance our technological infrastructure and our existing solutions;

●             fund strategic relationships, including joint ventures and co-investments;

●             fund additional implementation engagements;

●             respond to competitive pressures; and

●             acquire complementary businesses, technologies, products, or services.

Accordingly, we may need to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could harm our business.

The trading price of our common stock could be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially and be higher or lower than the price you paid to purchase your shares, depending on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●             price and volume fluctuations in the overall stock market from time to time;

●             volatility in the market prices and trading volumes of healthcare technology company stocks;

●             changes in operating performance and stock market valuations of other healthcare technology companies generally, or those in our industry in particular;

●             sales of shares of our common stock by us or our stockholders;

●             failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●             the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●             new product announcements by us or our competitors;

●             the public's reaction to our press releases, other public announcements, and filings with the SEC;

●             changes in how customers perceive the benefits of our solutions, and future offerings;

●             changes in the structure of healthcare payment systems;

●             rumors and market speculation involving us or other companies in our industry;

●             actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●             actual or anticipated developments in our business, our competitors' businesses, or the competitive landscape generally;

●             litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●             developments or disputes concerning our intellectual property or other proprietary rights;

●             any significant data breach involving our technology platform or data stored by us or on our behalf;

●             announced or completed acquisitions of businesses, commercial relationships, products, services, or technologies by us or our competitors;

●             new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●             changes in accounting standards, policies, guidelines, interpretations, or principles;

●             "flash crashes," "freeze flashes," or other glitches that disrupt trading on the securities exchange on which we are listed;

●             any significant change in our management; and

●             general economic conditions and slow or negative growth of our markets.

In addition, if the market for healthcare technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company's securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management's attention and resources from our business. This could harm our business.

If securities or industry analysts publish reports that are interpreted negatively by the investment community or publish negative or inaccurate research reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the information contained in their reports. Securities and industry analysts do not currently, and may never, publish research on our business. If one or more analysts commence coverage of us and publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, financial condition, operating performance, industry, or end-markets, or downgrade our common stock, our share price could decline. In addition, if a majority of these analysts ceases coverage of our company or fails to regularly publish reports about us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, the terms of our credit agreement with Comerica Bank and the related collateral documents contain, and any future indebtedness would likely contain, prohibitions on our paying any cash dividends without the consent of the lenders. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and may limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of rendering more difficult, delaying, or preventing a change of control or changes in our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

●             creating a classified board of directors whose members serve staggered three-year terms;

●             authorizing "blank check" preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

●             limiting the liability of, and providing indemnification to, our directors and officers;

●             specifying that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

●             requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●             prohibiting cumulative voting in the election of directors;

●             providing that our directors may be removed only for cause and by a two-thirds majority vote of the stockholders;

●             providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

●             requiring the approval of our board of directors or the holders of at least 66% of our outstanding shares of capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, institutional stockholder representative groups, stockholder activists, and others may disagree with our corporate governance provisions or other practices, including anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional stockholder representative groups, but we will make decisions based on what our board and management believe to be in the best long-term interests of our company and stockholders; however, these groups could make recommendations to our stockholders against our practices or our board members if they disagree with our positions.

Finally, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder.

Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America, will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America, will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●             any derivative action or proceeding brought on our behalf;

●             any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders;

●             any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws;

●             any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws;

●             any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or

●             any action asserting a claim governed by the internal affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation will provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If any other court of competent jurisdiction were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, the Court of Chancery of the State of Delaware determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision was recently reviewed and ultimately overturned by the Delaware Supreme Court in March 2020.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We also may raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

The following sets forth information regarding all unregistered securities sold since March 1, 2020 through May 31, 2020:

●             From March 1, 2020 to May 31, 2020, we granted stock options to purchase an aggregate of 253,100 shares of our common stock at an exercise price of $15.40 per share to a total of 40 service providers under our Amended and Restated 2007 Stock Option Plan.

●             From March 1, 2020 to May 31, 2020, we issued an aggregate of 187,807 shares of our common stock upon the exercise of options under our Amended and Restated 2007 Stock Option Plan at exercise prices ranging from $3.10 to $9.60 per share, for an aggregate purchase price of $0.8 million to a total of 37 service providers.

●             From March 1, 2020 to May 31, 2020, we issued 160,000 shares of our common stock upon the exercise of an outstanding warrant at an exercise price of $13.75 per share for an aggregate purchase price of $2.2 million to one accredited investor.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule

701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

(b) Use of Proceeds

In July 2020, we closed our IPO of 11,526,134 shares of our common stock at an offering price of $22.00 per share, including 1,503,408 shares pursuant to the underwriters’ option to purchase additional shares.  All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236786), which was declared effective by the SEC on July 1, 2020. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc., Piper Sandler & Co., Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C., Robert W. Baird & Co. Incorporated and SVB Leerink LLC acted as underwriters for the offering. The offering commenced on July 1, 2020 and, following the sale of all the shares upon the closing of the IPO, the offer terminated.

The aggregate net proceeds to us were $231.4 million after deducting underwriting discounts and commissions of $17.8 million and net offering expenses of $4.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. In July 2020, we used net proceeds from the IPO to repay $26.0 million under our Term Loan and $48.7 million under our 2019 Revolver. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of July 1, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on July 2, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Accolade, Inc.	8-K	001-39348	3.1	July 10, 2020

3.2	Amended and Restated Bylaws of Accolade, Inc.	S-1/A	333-236786	3.4	February 28, 2020

10.1	Accolade, Inc. 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-236786	10.2	June 16, 2020

10.2	Accolade, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-236786	10.3	June 16, 2020

10.3	Third Amendment to Loan and Security Agreement by and between the Registrant and Escalate Capital Partners SBIC III, LP dated May 7, 2020.	S-1/A	333-236786	10.11	June 16, 2020

10.4	Second Renewal and Amendment of the Amended and Restated Services Agreement by and between the Registrant and Comcast Cable Communications Management, LLC dated June 19, 2020.	S-1/A	333-236786	10.32	June 24, 2020

10.5	Non-Employee Director Compensation Policy.	S-1/A	333-236786	10.33	June 16, 2020

10.6	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1/A	333-236786	10.4	February 28, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

*This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCOLADE, INC. (Registrant)

Date: August 13, 2020	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial and Accounting Officer)