Form 10-Q
period 2020-08-31
Accolade, Inc.
filed 2020-10-14
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020

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

As of September 30, 2020, 49,289,164 shares of the registrant’s common stock were outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	August 31,	February 29,
Assets	2020	2020
Current assets:
Cash and cash equivalents	$222,111	$33,155
Accounts receivable, net	10,661	294
Unbilled revenue	109	895
Current portion of deferred contract acquisition costs	1,709	1,368
Current portion of deferred financing fees	233	279
Prepaid and other current assets	8,014	12,944
Total current assets	242,837	48,935
Property and equipment, net	11,728	13,625
Goodwill	4,013	4,013
Acquired technology, net	1,329	2,054
Deferred contract acquisition costs	5,607	3,876
Other assets	1,363	745
Total assets	$266,877	$73,248
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,811	$5,273
Accrued expenses	2,631	6,580
Accrued compensation	24,488	23,838
Deferred rent and other current liabilities	491	674
Due to customers	4,741	4,674
Current portion of deferred revenue	32,773	28,919
Total current liabilities	68,935	69,958
Loans payable, net of unamortized issuance costs	—	21,144
Deferred rent and other noncurrent liabilities	5,516	5,523
Deferred revenue	322	396
Total liabilities	74,773	97,021

Convertible preferred stock :
Preferred stock par value $0.0001; 25,000,000 shares authorized; 0 and 19,513,939 issued and outstanding at August 31, 2020 and February 29, 2020, respectively	—	233,022

Commitments (note 11)
Stockholders’ equity (deficit)
Common stock par value $0.0001; 500,000,000 shares authorized; 49,269,342 and 6,033,450 shares issued and outstanding at August 31, 2020 and February 29, 2020, respectively	5	2
Additional paid-in capital	542,298	64,071
Accumulated deficit	(350,199)	(320,868)
Total stockholders’ equity (deficit)	192,104	(256,795)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$266,877	$73,248

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2020	2019	2020	2019
Revenue	$36,788	$29,651	$72,682	$58,414
Cost of revenue, excluding depreciation and amortization	21,071	16,764	43,310	34,199
Operating expenses:
Product and technology	12,236	11,303	23,606	22,549
Sales and marketing	7,881	7,616	15,196	15,278
General and administrative	6,453	6,011	12,120	11,574
Depreciation and amortization	2,049	2,222	3,977	4,382
Total operating expenses	28,619	27,152	54,899	53,783
Loss from operations	(12,902)	(14,265)	(25,527)	(29,568)
Interest expense, net	(2,347)	(701)	(3,629)	(1,244)
Other expense	(104)	(46)	(119)	(80)
Loss before income taxes	(15,353)	(15,012)	(29,275)	(30,892)
Income tax expense	(18)	(14)	(56)	(37)
Net loss	$(15,371)	$(15,026)	$(29,331)	$(30,929)

Net loss per share, basic and diluted	$(0.47)	$(2.82)	$(1.45)	$(6.02)

Weighted-average common shares outstanding, basic and diluted	33,029,147	5,336,501	20,277,416	5,141,047

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except shares)

	Convertible Preferred stock		Stockholders' Deficit
			Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance February 28, 2019	18,640,901	$214,664	3,616,549	$1	$38,881	$(269,503)	$(230,621)
Exercise of stock options and common stock warrants	—	—	90,322	—	356	—	356
Stock-based compensation expense	—	—	—	—	1,436	—	1,436
Net loss	—	—	—	—	—	(15,903)	(15,903)
Balance, May 31, 2019	18,640,901	$214,664	3,706,871	$1	$40,673	$(285,406)	$(244,732)
Issuance of common stock in connection with acquisition	—	—	279,436	—	6,164	—	6,164
Issuance of common stock warrants in connection with July 2019 debt	—	—	—	—	779	—	779
Exercise of stock options and common stock warrants	—	—	415,420	—	1,428	—	1,428
Stock-based compensation expense	—	—	—	—	1,895	—	1,895
Net loss	—	—	—	—	—	(15,026)	(15,026)
Balance, August 31, 2019	18,640,901	$214,664	4,401,727	$1	$50,939	$(300,432)	$(249,492)

	Convertible Preferred stock		Stockholders' Equity (Deficit)
			Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance February 29, 2020	19,513,939	$233,022	6,033,450	$2	$64,071	$(320,868)	$(256,795)
Exercise of stock options and common stock warrants	—	—	347,807	—	2,999	—	2,999
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
Net loss	—	—	—	—	—	(13,960)	(13,960)
Balance, May 31, 2020	19,513,939	$233,022	6,381,257	$2	$68,329	$(334,828)	$(266,497)
Exercise of stock options and common stock warrants	—	—	383,575	—	1,726	—	1,726
Issuance of common stock in initial public offering, net of issuance costs of $4,596	—	—	11,526,134	1	231,227	—	231,228
Conversion of preferred stock into common stock	(19,513,939)	(233,022)	29,479,521	2	233,020	—	233,022
Automatic exercise of warrants into common stock in connection with initial public offering	—	—	1,401,836	—	—	—	—
Issuance of stock options to satisfy bonus obligation	—	—	—	—	5,735	—	5,735
Issuance of common stock in connection with 2019 acquisition	—	—	97,019	—	156	—	156
Stock-based compensation expense	—	—	—	—	2,105	—	2,105
Net loss	—	—	—	—	—	(15,371)	(15,371)
Balance, August 31, 2020	—	$—	49,269,342	$5	$542,298	$(350,199)	$192,104

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended August 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,331)	$(30,929)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization expense	3,977	4,382
Amortization of deferred contract acquisition costs	740	460
Noncash interest expense	1,316	265
Stock-based compensation expense	3,364	3,331
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(9,581)	149
Accounts payable and accrued expenses	(806)	409
Deferred contract acquisition costs	(2,812)	(712)
Deferred revenue and due to customers	3,847	4,824
Accrued compensation	6,580	(1,439)
Deferred rent and other liabilities	(212)	(157)
Other assets	(437)	(985)
Net cash used in operating activities	(23,355)	(20,402)
Cash flows from investing activities:
Capitalized software development costs	(374)	—
Purchases of property and equipment	(981)	(1,064)
Net cash acquired in acquisition of MD Insider	—	(206)
Earnout payments to MD Insider	(58)	—
Net cash used in investing activities	(1,413)	(1,270)
Cash flows from financing activities:
Proceeds from IPO, net of underwriters' discounts and commissions and offering costs	231,675	—
Proceeds from stock option and warrant exercises	4,802	1,241
Proceeds from borrowings on debt	51,166	1,660
Repayments of debt principal	(73,166)	—
Payments related to debt retirement	(753)	—
Net cash provided by financing activities	213,724	2,901
Net increase (decrease) in cash and cash equivalents	188,956	(18,771)
Cash and cash equivalents, beginning of period	33,155	42,701
Cash and cash equivalents, end of period	$222,111	$23,930
Supplemental cash flow information:
Interest paid	$2,194	$1,201
Fixed assets included in accounts payable	$48	$248
Other receivable related to stock option exercises	$108	$543
Income taxes paid	$105	$55
Offering costs included in accounts payable and accrued expenses	$312	$—
Bonus settled in the form of stock options	$5,735	$—

See accompanying notes to consolidated financial statements.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data)

(1)   Background

(a) Business

The entity was initially organized as a limited liability company under the name Accretive Care LLC in Delaware on January 23, 2007. On June 14, 2010, the entity converted from a limited liability company to a Delaware corporation and changed its name to Accolade, Inc (Accolade or the Company).  Accolade’s offices and operations are in Seattle, Washington; Plymouth Meeting, Pennsylvania; Scottsdale, Arizona; Santa Monica, California; and Prague, Czech Republic.

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

(b)  COVID-19

Due to the government-imposed quarantines and other public health safety measures put into place in March 2020, COVID-19 has caused disruption in the markets where the Company sells its offerings and related services. Although the Company has not experienced any significant financial impact as a result of the COVID-19 pandemic, the Company will continue to closely monitor for any changes to the Company’s operations and the operations of our customers.

(c)  Initial Public Offering

On July 7, 2020, the Company closed its initial public offering of common stock (IPO) in which the Company issued and sold 11,526,134 shares (inclusive of the underwriters’ over-allotment option to purchase 1,503,408 shares) of common stock at $22.00 per share. The Company received net proceeds of $231,228 after deducting underwriting discounts and commissions, as well as offering costs of $4,596, of which $4,284 was paid as of August 31, 2020. Upon the closing of the IPO, all shares of outstanding convertible preferred stock converted into 29,479,521 shares of common stock, and an additional 1,401,836 shares of common stock were issued upon the automatic net exercise of warrants then outstanding.

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

(b)  Unaudited Interim Financial Statements

The accompanying consolidated financial statements and the related footnote disclosures are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim consolidated financial position as of August 31, 2020 and the results of its operations and its cash flows for the three and six months ended August 31, 2020 and 2019. The results for the three and six months ended August 31, 2020, are not necessarily indicative of results to be expected for the year ending February 28, 2021, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the year ended February 29, 2020.

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

For the three months ended August 31, 2020 and 2019, the Company capitalized $85 and $0, respectively, for internal-use software.  For the six months ended August 31, 2020 and 2019, the Company capitalized $374 and $0, respectively, for internal-use software.  Amortization expense related to capitalized internal-use software during the three months ended August 31, 2020 and 2019 was $1,120 and $1,054, respectively.  Amortization expense related to capitalized internal-use software during the six months ended August 31, 2020 and 2019 was $2,131 and $2,431, respectively.

(d)  Intangible Assets

As part of the acquisition of MD Insider, Inc. (MDI) in July 2019 (Note 4), the Company acquired an intangible asset in the form of acquired technology in the amount of $2,900. This intangible asset is subject to amortization and is being amortized on the straight-line basis over its estimated useful life of two years. Amortization expense related to the intangible asset was $362 and $121 during the three months ended August 31, 2020 and 2019, respectively, and $724 and $121 during the six months ended August 31, 2020 and 2019, respectively.

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

Significant customers are those which represent 10% or more of the Company’s revenue during the periods. For each significant customer, revenue as a percentage of total revenue was as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2020	2019	2020	2019
Customer 1	14%	27%	17%	27%
Customer 2	12%	11%	12%	12%
Customer 3	11%	11%	11%	11%
Total	37%	49%	40%	50%

Accounts receivable outstanding related to these customers at August 31, 2020 was as follows:

August 31, 2020
Customer 1	$—
Customer 2	—
Customer 3	6,670

(f)  Deferred Offering Costs

The Company capitalized certain legal, accounting and other third-party fees that were directly associated with the IPO as deferred offering costs until the IPO was completed in July 2020. Upon the completion of the IPO, total deferred costs of $4,596 were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in-capital. Deferred offering costs were $0 and $3,042 at August 31, 2020 and February 29, 2020, respectively, and were included within prepaid and other current assets on the accompanying consolidated balance sheet at February 29, 2020.   As of August 31, 2020, $312 of deferred costs were included in accounts payable and accrued expenses.

(g)  New Accounting Pronouncements Not Yet Adopted

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessor, Leases (Topic 842), which provides guidance on sales tax and other taxes collected from lessees. In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective Dates for Certain Entities, which delayed the adoption period of Topic 842. The guidance (collectively ASC 842) will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASC 842 is effective for the Company for fiscal year ending February 28, 2023. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit loss (CECL) model, which will require entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. ASU 2016-13 is effective for the Company for fiscal year ending February 28, 2023. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Internal Use Software: In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud

Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for the fiscal year ending February 28, 2022, and interim periods within the fiscal year ending February 28, 2023. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

As of August 31, 2020, $227,365 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Fiscal year ending February 28(29),
Remainder of 2021	$77,630
2022	104,703
2023	35,033
2024	9,999
Total	$227,365

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes in the deferred revenue balances during the six months ended August 31, 2020 and 2019 were the result of recognized revenue of $23,725 and $19,225 respectively, that were previously included in deferred revenue.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended August 31, 2020 and 2019 was $1,535 and $689, respectively.  Revenue related to performance obligations satisfied in prior periods that was recognized during the six months ended August 31, 2020 and 2019 was $3,014 and $1,084, respectively. These amounts relate to prior changes in estimates that were due to the inclusion of consideration that was previously constrained related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $1,999 and $229 for the three months ended August 31, 2020 and 2019, respectively. The Company capitalized commission costs of $2,502 and $523 for the six months ended August 31, 2020 and 2019, respectively.  The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made in two increments as follows: 75% upon signature of the contract, with the remaining 25% upon customer launch. The Company does not pay commissions on contract renewals.

Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $237 and $158 for the three months ended August 31, 2020 and 2019, respectively.  Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $470 and $314 for the six months ended August 31, 2020 and 2019, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $166 and $138 for the three months ended August 31, 2020 and 2019, respectively.  The Company recorded deferred implementation costs of $310 and $189 for the six months ended August 31, 2020 and 2019, respectively These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $110 and $75 for the three months ended August 31, 2020 and 2019, respectively, and $270 and $146 for the six months ended August 31, 2020, respectively.

(4)   Acquisition of MD Insider

On July 31, 2019, the Company acquired the outstanding equity interests of MDI. Based in California, MDI is a provider of machine learning-enabled physician performance transparency.  The aggregate purchase price consideration of $6,488 was paid primarily through the issuance of up to 462,691 shares of the Company’s common stock, of which 386,339 and 289,320 were issued as of August 31, 2020 and February 29, 2020, respectively, with the remaining shares issuable subject to certain working capital and indemnity adjustments (if applicable). Shareholders were eligible to receive 100,607 additional shares of the Company’s common stock upon the completion of a platform solution, as defined in the purchase agreement (MDI Earnout). The deadline to complete the cost transparency platform solution in order to qualify for the MDI Earnout was initially March 1, 2020, and was subsequently extended to July 1, 2020, by which time it had been earned. During August 2020, the Company issued 96,487 shares of common stock in connection with the MDI Earnout, with the remaining 4,120 shares of common stock expected to be issued during the remainder of fiscal 2021.  The MDI Earnout was accounted for as an equity classified instrument and is not subject to remeasurement in subsequent periods.

(5)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and within the fair value hierarchy:

	August 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$212,221	$—	$—	$212,221

	February 29, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$21,332	$—	$—	$21,332
Certificates of deposit	$5,000	$—	$—	$5,000

Also, the carrying value of the Company’s debt approximates fair value based on interest rates available for debt with similar terms at February 29, 2020.

(6)   Debt Facility

(a)  Term Loan and Revolving Credit Facility

Term Loan

On January 30, 2017, the Company entered into a $20,000 term loan facility (the Term Loan).  Under the terms of the Term Loan, the Company was permitted to borrow up to an aggregate principal amount of $20,000, with the total amount of available borrowings subject to certain monthly recurring revenue calculations.

Interest on the outstanding balance was payable monthly at a rate of 11.75%. Principal payments were scheduled to be made monthly beginning January 31, 2019, in equal installments calculated as 1/24th of the outstanding balance on December 31, 2018. However, the Company had the ability to extend the interest-only period for an additional twelve months, subject to an additional fee and other conditions, which would extend the maturity date from December 31, 2020 to December 31, 2021. The Company committed to extend this interest-only period, and the maturity date was extended to December 31, 2021. As a result, principal payments were scheduled to start January 2020. During July 2019, an amendment (Amendment 1) was entered into which eliminated monthly payments, with principal to be paid in full in December 2022.

Amendment 1 resulted in an additional $2,000 of availability, increasing total availability to $22,000. Pursuant to the Amendment 1, interest on the outstanding balance was payable monthly at a rate of 10.00% per annum and interest payable-in-kind accrued at a rate of 2.00% per annum, compounded monthly, and was due at maturity. Additionally, the Company was required to pay an exit fee equal to 1% of the aggregate principal borrowings at the time of maturity (end of term charge).

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

During July 2020 the Company terminated the Term Loan. The Company repaid the outstanding balance of $24,500 in its entirety, along with accrued interest in kind of $600, the end of term charge of $251, and the prepayment fee of $502.

During the three months ended August 31, 2020 and 2019, the Company recorded interest expense of $2,043 and $647, respectively. Included in interest expense for the three months ended August 31, 2020, was $1,045 related to the remaining debt discount that was recorded as interest expense as a result of the termination, as well as $502 related to the prepayment fee and the remaining unamortized amount related to the end of term charge. During the six months ended August 31, 2020 and 2019, the Company recorded interest expense of $2,837 and $1,316, respectively.

Revolving Credit Facility

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $50,000 on a revolving facility, and to the extent certain customer bookings thresholds are achieved, the capacity on the 2019 Revolver may increase by an additional amount of up to $30,000 (resulting in total potential availability of $80,000). Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of August 31, 2020 and February 29, 2020, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,334. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $48,666 as of August 31, 2020. No amounts are outstanding as of August 31, 2020.

The 2019 Revolver has a term of 24 months, and there is an automatic extension of an additional 12-month period should the Company achieve certain revenues, as defined. The interest rate on the outstanding borrowings are at LIBOR plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the LIBOR rate and Base Rate subject to minimum levels.  Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The 2019 Revolver was accounted for as a debt modification to which all new lender and third-party fees were deferred. Issuance costs of $543, including the fair value of warrants issued, were capitalized and are being amortized to interest expense over the remainder of the 2019 Revolver term. During the three months ended August 31, 2020 and 2019, the Company recorded interest expense of $323 and $65, respectively, related to the revolving credit facility.  During the six months ended August 31, 2020 and 2019, the Company recorded interest expense of $880 and $71, respectively. As of August 31, 2020 and 2019, the balance of deferred financing fees was $233 and $512, respectively, and is recorded in other assets in the accompanying consolidated balance sheets.

On August 21, 2020, the Company entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, the Company entered into another amendment to the 2019 Revolver which modified the amount of cash required to be held at each of the two lenders participating in the 2019 Revolver.

The 2019 Revolver is collateralized by substantially all of the assets of the Company.

Current and long-term debt consisted of the following at February 29, 2020:

February 29, 2020

Current - Interest payable – 2019 Revolver	$—
Long-term
2019 Revolver	$—
Term loan - principal outstanding	$22,000
Interest payable-in-kind	273
Unamortized issuance costs	(1,129)
Total long-term	$21,144

(7)   Stockholders’ Equity

(a)  Common Stock

The Company closed its IPO on July 7, 2020 and filed an amended and restated certificate of incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.0001 per share.

Upon completion of the IPO, the Company issued and sold 11,526,134 shares of common stock at an issuance price of $22.00 per share resulting in net proceeds of $231,229, after deducting underwriting discounts, commissions and offering costs. In addition, all outstanding shares of Convertible Preferred stock converted into 29,479,521 shares of common stock and the Company issued 1,401,836 shares of common stock as a result of the automatic net exercise of warrants (See Note 8).

(b) Convertible Preferred Stock

On July 7, 2020, upon the closing of our IPO, all shares of our outstanding convertible preferred stock converted into 29,479,521 shares of common stock.   As of August 31, 2020, there were no shares of convertible preferred stock issued and outstanding.

.

(8)  Equity-based Compensation and Warrants

(a) Stock Options

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of August 31, 2020, there were 3,981,071 shares of common stock available for future grants under the Incentive Plan.

In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved under the ESPP is limited to 1,100,000 shares.  There was no activity during the second fiscal quarter ended August 31, 2020.

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended August 31,		Six months ended August 31,
	2020	2019	2020	2019
Cost of revenue	$218	$103	$327	$175
Product and technology	718	491	1,152	852
Sales and marketing	490	475	792	822
General and administrative	679	826	1,093	1,482
Total stock-based compensation	$2,105	$1,895	$3,364	$3,331

The following is a summary of stock option activity under the Incentive Plan:

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Balance, February 29, 2020	7,996,056	$6.19
Granted	2,149,575	17.25
Exercised	(571,382)	4.42
Forfeited	(147,684)	6.12
Balance, August 31, 2020	9,426,565	$8.82	7.4	years	$223,660
Vested and expected to vest as of August 31, 2020	9,426,565	$8.82	7.4	years	$223,660
Exercisable as of August 31, 2020	5,499,412	$6.19	6.3	years	$150,792

The aggregate intrinsic value of stock options exercised was $5,676 and $7,806 for the three and six months ended August 31, 2020, respectively.  As of August 31, 2020, approximately $27,203 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 2.2 years.

During June 2020, the Company issued 525,907 fully-vested stock options in lieu of cash payments related to the Company’s fiscal 2020 bonus with a value of $5,735.   These options are included in the table above.

(b)  Common Stock Warrants

The following tables summarize the activity for the Company’s warrants for the six months ended August 31, 2020:

Common Stock
Warrants

Balance, February 29, 2020	1,653,268
Issued	—
Exercised	(160,000)
Automatic exercise of warrants in connection with IPO	(1,493,268)
Balance, August 31, 2020	—

On June 29, 2015, the Company issued a warrant to its initial customer to purchase up to 200,000 common shares. Based on the vesting provisions and the remaining period over which the warrant was exercisable, the maximum number of shares that could vest pursuant to the warrant was 160,000 shares of common stock, all of which were exercised in March 2020.

On July 7, 2020, upon the closing of our IPO, 1,401,836 shares of common stock were issued upon the automatic net exercise of all warrants that were outstanding as of the IPO date.  There were no warrants outstanding as of August 31, 2020.

(9)   Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The effective tax rates for the periods ended August 31, 2020 and August 31, 2019, reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and operations in the Czech Republic. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

For the three months ended August 31, 2020 and 2019, the Company recorded income tax expense of $18 and $14, respectively, which resulted in effective tax rates of (0.1%) for both periods.   For the six months ended August 31, 2020 and 2019, the Company recorded income tax expense of $56 and $37, respectively, which resulted in effective tax rates of (0.2%) and (0.1%), respectively. The tax expense relates to the local tax expense recorded for the Czech Republic. The Company's U.S. losses did not result in a benefit due to the U.S. full valuation allowance.

(10)   Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended		Six months ended
	August 31,		August 31,
	2020	2019	2020	2019
Net loss	$(15,371)	$(15,026)	$(29,331)	$(30,929)
Weighted-average shares used in computing net loss per share	33,029,147	5,336,501	20,277,416	5,141,047
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(2.82)	$(1.45)	$(6.02)

As the Company has reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	August 31,
	2020	2019
Stock options	9,426,565	9,092,367
Common stock warrants	—	317,882
Total	9,426,565	9,410,249

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

(b)  Employment Agreements

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

Upon entering into the JDA and data licensing agreement, the Company issued 251,211 restricted shares of its common stock to Change Healthcare at an estimated fair value of $15.40 per share, or $3,869 in aggregate value. Pursuant to the terms of the restricted share agreement, 150,727 of the shares vested immediately and the remaining 100,484 restricted shares will vest upon the achievement of certain product development milestones, as defined. During July 2020, 75,363 of these shares vested upon the achievement of certain milestones.  The aggregate equity value was allocated to the JDA and data licensing agreement based on the relative fair value of the IP and technical know-how contributed by Change Healthcare within the JDA and the discounted pricing received from Change Healthcare within the data licensing agreement. The equity value allocated to the JDA and data licensing agreement was capitalized and deferred as internally developed software and other assets within the Company’s consolidated balance sheet, respectively, with an offsetting increase to additional paid-in capital. Costs that are capitalized and classified as internally developed software will be amortized within depreciation and amortization in the Company’s consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 29, 2020 included in the Final Prospectus for our initial public offering (our IPO) dated as of July 1, 2020  and filed with the Securities and Exchange Commission, (the SEC), pursuant to Rule 424(b)(4) on July 2, 2020. Our fiscal year ends on the last day of February, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

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

In July 2020, we closed our initial public offering of 11,526,134 shares of our common stock at an offering price of $22.00 per share, including 1,503,408 shares issued pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $231.2 million, after deducting underwriting discounts and commissions of $17.8 million and net offering expenses of approximately $4.6 million.

For the three months ended August 31, 2020, our total revenue was $36.8 million, representing 24% year-over-year growth compared to total revenue of $29.7 for the three months ended August 31, 2019.  For the six months ended August 31, 2020, our total revenue was $72.7 million, representing 24% year-over-year growth compared to total revenue of $58.4 million for the six months ended August 31, 2019.  For the three months ended August 31, 2020 and August 31, 2019, our net losses were $15.4 million and $15.0 million, respectively. For the six months ended August 31, 2020 and August 31, 2019, our net losses were $29.3 million and $30.9 million, respectively.

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

We have chosen to invest significantly in growing our customer base, and plan to continue both adding new customers and expanding our relationships with existing customers, which we believe will allow us to increase margins over time. When a customer renews their contract or purchases additional solutions or enhancements, the value realized from that customer increases because we generally do not incur significant incremental acquisition or implementation costs for the renewal or expansion. We believe that as our customer base grows and a higher percentage of our revenue is attributable to renewals and upsells or cross-sells to existing customers, relative to acquisition of new customers, associated sales and marketing expenses and other upfront costs will decrease as a percentage of revenue.

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

While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our marketing efforts, and any decreases of workforce or benefits spending by our customers, all of which are uncertain and cannot be predicted. We have a diverse set of customers across a variety of industries. While some have faced headwinds, others have experienced growth, and our membership count from existing customers has remained steady in the aggregate since the start of the calendar year. However, we may experience increased member attrition to the extent our existing customers reduce their respective workforces in response to the current economic conditions. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees. In one case, a small customer has filed for Chapter 11 bankruptcy and has indicated that it is terminating its health plan and associated Accolade services as of October 31, 2020. In addition, our airline customers have publicly announced plans for significant future headcount reductions, which is likely to result in a reduction of future revenues associated with these customers. We may not experience the impact of changes to our customers’ headcounts immediately because employees that are on furlough or are receiving continued health coverage pursuant to COBRA may still have access to our services during such periods and would be included in our member count. We have also engaged with our airline customers to act as a partner in managing their cash needs during the COVID-19 pandemic, resulting in modified payment terms for the remainder of fiscal 2021.

While the full effects of COVID-19 on the prospects of Accolade’s business are not yet known, we do know that we have served as a critical resource to our members during this difficult time. As   of the end of September, we had reached more than 400,000 members with educational resources focused on COVID prevention, assisted more than 50,000 with COVID-specific concerns, and   clinically assessed over 4,600 for infection, ultimately directing them toward the most appropriate course of care.

We believe our value proposition now resonates with an even broader audience of employers as they turn their focus to safely reopening their workplaces and managing the ongoing health and well-being of employees and their families. To directly address the former, we have developed Accolade COVID Response Care, a solution that allows employers of all sizes to leverage Accolade’s platform to support employee education, testing, care plans, contact tracing, and return-to-work clearance. On the latter, we believe that the current disruptions to traditional care consumption have reinforced the need for navigation services, and that projected spikes in healthcare costs (due to some combination of COVID-19-related

testing and care, complications stemming from neglected non-COVID conditions, pent-up demand for elective services, and strain   on individuals’ mental health) prompt the need for solutions such as ours that bend the cost curve, and improve health outcomes, by driving good utilization up and wasteful utilization down.

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

Customer Concentration

We have historically relied on a limited number of customers for a significant portion of our total revenue. If we do not retain some or all of those customers, it could have a material negative impact on future results. For the three and six months ended August 31, 2020, we had three customers that each accounted for more than 10% of our total revenue, and in aggregate those three customers represented 37% and 40% of our total revenues, respectively. The loss of any of our largest customers, the renegotiation of any of our largest customer contracts or a significant decrease in the employee headcount of our largest customers could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect to the solutions we provide and the terms of our customer agreements, including our fees. Most of our customer contracts have a three-year term, and some have rights to terminate prior to the end of the term.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended		For the six months ended
	August 31,		August 31,
	2020	2019	2020	2019

	(in thousands, except percentages)		(in thousands, except percentages)
Adjusted Gross Profit	$15,935	$12,990	$29,699	$24,390
Adjusted Gross Margin	43.3%	43.8%	40.9%	41.8%
Adjusted EBITDA	$(8,748)	$(9,596)	$(18,186)	$(21,303)

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

	For the three months ended		For the six months ended
	August 31,		August 31,
	2020	2019	2020	2019

	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$36,788	$29,651	$72,682	$58,414
Less:
Cost of revenue, excluding depreciation and amortization	(21,071)	(16,764)	(43,310)	(34,199)
Gross profit, excluding depreciation and amortization	15,717	12,887	29,372	24,215
Add:
Stock‑based compensation, cost of revenue	218	103	327	175
Adjusted Gross Profit	$15,935	$12,990	$29,699	$24,390
Gross margin, excluding depreciation and amortization	42.7%	43.5%	40.4%	41.5%
Adjusted Gross Margin	43.3%	43.8%	40.9%	41.8%

Gross margin, excluding depreciation and amortization, for the three months ended August 31, 2020 and 2019, decreased to 42.7% from 43.5%, respectively, and Adjusted Gross Margin for the three months ended August 31, 2020 and 2019, decreased to 43.3% from 43.8%, respectively.  Gross margin, excluding depreciation and amortization, for the six months ended August 31, 2020 and 2019, decreased to 40.4% from 41.5%, respectively, and Adjusted Gross Margin for the six months ended August 31, 2020 and 2019, decreased to 40.9% from 41.8%, respectively.  These decreases were driven primarily by the incremental cost of revenues in the three and six months ended August 31, 2020, associated with customer launches as compared to the three and six months ended August 31, 2019.  Because we incur costs related to hiring staff in advance of new customer launches prior to recognizing any associated revenue, we experience compression of gross margin, excluding depreciation and amortization, and Adjusted Gross Margin during the respective pre-launch periods.  The decreases were offset by continued increases in PMPM revenue associated with our offering mix and cost efficiencies realized through enhancements of our technology platform and workflows.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net Loss	$(15,371)	$(15,026)	$(29,331)	$(30,929)
Adjusted for:
Interest expense, net	2,347	701	3,629	1,244
Income tax provision	18	14	56	37
Depreciation and amortization	2,049	2,222	3,977	4,382
Stock‑based compensation	2,105	1,895	3,364	3,331
Acquisition and integration‑related costs	—	552	—	552
Other expense	104	46	119	80
Adjusted EBITDA	$(8,748)	$(9,596)	$(18,186)	$(21,303)

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

Cost of Revenue, Excluding Depreciation and Amortization

Our cost of revenue, excluding depreciation and amortization, consists primarily of personnel costs including salaries, wages, bonuses, stock-based compensation expense and benefits, as well as software and tools for telephony, workforce management, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of our personalized technology-enabled solutions.

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

General and administrative.    General and administrative expenses consist of personnel expenses and related expenses for our executive, finance and accounting, human resources, legal, and corporate organizations. Personnel expenses include salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors. In addition, general and administrative expenses include external legal, accounting, and other professional fees, as well as tools for financial and human capital management, and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we incur costs associated with being a public company, but decrease as a percentage of revenue over time.

Depreciation and amortization.    Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Revenue	$36,788	$29,651	$72,682	$58,414
Cost of revenue, excluding depreciation and amortization(1)	21,071	16,764	43,310	34,199
Operating expenses:			—	—
Product and technology(1)	12,236	11,303	23,606	22,549
Sales and marketing(1)	7,881	7,616	15,196	15,278
General and administrative(1)	6,453	6,011	12,120	11,574
Depreciation and amortization	2,049	2,222	3,977	4,382
Total operating expenses	28,619	27,152	54,899	53,783
Loss from operations	(12,902)	(14,265)	(25,527)	(29,568)
Interest expense, net	(2,347)	(701)	(3,629)	(1,244)
Other expense	(104)	(46)	(119)	(80)
Loss before income taxes	(15,353)	(15,012)	(29,275)	(30,892)
Income tax expense	(18)	(14)	(56)	(37)
Net loss	$(15,371)	$(15,026)	$(29,331)	$(30,929)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization	$218	$103	$327	$175
Product and technology	718	491	1,152	852
Sales and marketing	490	475	792	822
General and administrative	679	826	1,093	1,482
Total stock‑based compensation	$2,105	$1,895	$3,364	$3,331

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue, excluding depreciation and amortization	57%	57%	60%	59%
Operating expenses:
Product and technology	33%	38%	32%	39%
Sales and marketing	21%	26%	21%	26%
General and administrative	18%	20%	17%	20%
Depreciation and amortization	6%	7%	5%	8%
Total operating expenses	78%	92%	76%	92%
Loss from operations	(35)%	(48)%	(35)%	(51)%
Interest expense, net	(6)%	(2)%	(5)%	(2)%
Other expense	(0)%	(0)%	(0)%	(0)%
Loss before income taxes	(42)%	(51)%	(40)%	(53)%
Income tax expense	(0)%	(0)%	(0)%	(0)%
Net loss	(42)%	(51)%	(40)%	(53)%

Comparison of Three and Six Months Ended August 31, 2020 and 2019

Revenue

	For the three months ended
	August 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Revenue	$36,788	$29,651	$7,137	24%

Revenue increased $7.1 million, or 24%, to $36.8 million for the three months ended August 31, 2020, as compared to $29.7 million for the three months ended August 31, 2019. The increase was attributable primarily to growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

	For the six months ended
	August 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Revenue	$72,682	$58,414	$14,268	24%

Revenue increased $14.3 million, or 24%, to $72.7 million for the six months ended August 31, 2020, as compared to $58.4 million for the six months ended August 31, 2019. The increase was attributable primarily to growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	August 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$21,071	$16,764	$4,307	26%

Cost of revenue, excluding depreciation and amortization increased $4.3 million, or 26%, to $21.1 million for the three months ended August 31, 2020, as compared to $16.8 million for three months ended August 31, 2019. The increase was primarily due to an increase in personnel and related costs to serve the customer base which grew in the second quarter of fiscal 2021, as compared to the second quarter of fiscal 2020.

	For the six months ended
	August 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$43,310	$34,199	$9,111	27%

Cost of revenue, excluding depreciation and amortization increased $9.1 million, or 27%, to $43.3 million for the six months ended August 31, 2020, as compared to $34.2 million for six months ended August 31, 2019. The increase was primarily due to an increase in personnel and related costs to serve the customer base which grew in the first six months of fiscal 2021, as compared to the first six months of fiscal 2020.

Cost of revenue, excluding depreciation and amortization, as a percentage of revenue for the six months ended August 31, 2020, as compared to six months ended August 31, 2019, increased to 60% from 59% of total revenue.  This increase was driven primarily by the incremental cost of revenues in the six months ended August 31, 2020, associated with customer launches as compared to the six months ended August 31, 2019.  Because we incur costs related to hiring staff in advance of new customer launches prior to recognizing any associated revenue, we experience compression of gross margin, excluding depreciation and amortization, and Adjusted Gross Margin during the respective pre-launch periods.  The decreases were offset by continued increases in PMPM revenue associated with our offering mix and cost efficiencies realized through enhancements of our technology platform and workflows.

Operating expenses

	For the three months ended
	August 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$12,236	$11,303	$933	8%
Sales and marketing	7,881	7,616	265	3%
General and administrative	6,453	6,011	442	7%
Depreciation and amortization	2,049	2,222	(173)	(8)%
Total operating expenses	$28,619	$27,152	$1,467	5%

Product and technology.    Product and technology expense increased $0.9 million, or 8%, to $12.2 million for the three months ended August 31, 2020, as compared to $11.3 million for the three months ended August 31, 2019. The increase was primarily due to the addition of personnel in product development and product management in support of the development of new and existing offerings in connection with the expansion of our business, offset by a reduction in travel and entertainment related expenditures.

Sales and marketing.    Sales and marketing expense increased $0.3 million, or 3%, to $7.9 million for the three months ended August 31, 2020, as compared to $7.6 million for three months ended August 31, 2019. The increase was primarily due to the increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business, offset by a reduction in travel and entertainment related expenditures.

General and administrative.    General and administrative expense increased $0.4 million, or 7%, to $6.4 million for the three months ended August 31, 2020, as compared to $6.0 million for the three months ended August 31, 2019. The increase was primarily due to the addition of personnel, an increase in third-party consulting costs to support the expansion of our business, and an expansion of insurance coverages required as a public company.  These increases were offset by a reduction in travel and entertainment related expenditures.

Depreciation and amortization.    Depreciation and amortization expense decreased $0.2 million, or 8%, to $2.0 million for the three months ended August 31, 2020, as compared to $2.2 million for the three months ended August 31, 2019. The decrease was primarily due to certain capitalized software becoming fully depreciated during fiscal 2020 and fiscal 2021, resulting in less depreciation expense as compared to the prior period.

	For the six months ended
	August 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$23,606	$22,549	$1,057	5%
Sales and marketing	15,196	15,278	(82)	(1)%
General and administrative	12,120	11,574	546	5%
Depreciation and amortization	3,977	4,382	(405)	(9)%
Total operating expenses	$54,899	$53,783	$1,116	2%

Product and technology.    Product and technology expense increased $1.1 million, or 5%, to $23.6 million for the six months ended August 31, 2020, as compared to $22.5 million for the six months ended August 31, 2019. The increase was primarily due to the addition of personnel in product development and product management in support of the development of new and existing offerings in connection with the expansion of our business, offset by a reduction on travel and entertainment related expenditures.

Sales and marketing.    Sales and marketing expense decreased $0.1 million, or 1%, to $15.2 million for the six months ended August 31, 2020, as compared to $15.3 million for the six months ended August 31, 2019. The decrease was primarily due to a reduction in travel and entertainment related expenditures, offset by the increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business.

General and administrative.    General and administrative expense increased $0.5 million, or 5%, to $12.1 million for the six months ended August 31, 2020, as compared to $11.6 million for the six months ended August 31, 2019. The increase was primarily due to the addition of personnel, an increase in third-party consulting costs to support the expansion of our business, and the expansion of insurance coverages required as a public company.  These increases were offset by a reduction in travel and entertainment related expenditures.

Depreciation and amortization.    Depreciation and amortization expense decreased $0.4 million, or 9%, to $4.0 million for the six months ended August 31, 2020, as compared to $4.4 million for the six months ended August 31, 2019. The decrease was primarily due to certain capitalized software becoming fully depreciated during fiscal 2020 and fiscal 2021, resulting in less depreciation expense as compared to the prior period.

Interest expense, net

	For the three months ended
	August 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Interest expense, net	$2,347	$701	$1,646	235%

Interest expense, net increased $1.6 million, or 235%, to $2.3 million for the three months ended August 31, 2020, as compared to $0.7 million for the three months ended August 31, 2019.  The increase was primarily due to the acceleration of deferred financing costs related to the termination of our term loan facility during July 2020.

	For the six months ended
	August 31,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Interest expense, net	$3,629	$1,244	$2,385	192%

Interest expense, net increased $2.4 million, or 192%, to $3.6 million for the six months ended August 31, 2020, as compared to $1.2 million for the six months ended August 31, 2019.  The increase was primarily due to the acceleration of deferred financing costs related to the termination of our term loan facility during July 2020, as well as an increase in our debt borrowings during the six months ended August 31, 2020 as compared to the six months ended August 31, 2019.

Liquidity and Capital Resources

We had cash and cash equivalents of $222.1 million as of August 31, 2020. Our cash equivalents are comprised primarily of cash and money market accounts held at banks.

Our Debt Arrangements

We had no outstanding debt as of August 31, 2020.  During July 2020 we terminated our Term Loan Facility.   We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019.

The Term Loan was a secured credit facility that allowed us to borrow up to an aggregate principal amount of $24.5 million, with the total amount of available borrowings subject to certain monthly recurring revenue calculations. We had $24.5 million outstanding as of May 31, 2020. Interest on the outstanding balance was payable monthly at a rate of 8.00% per annum, plus 4.50% per annum deferred until the end of the term. The Term Loan was to mature on December 31, 2022.  The Company repaid the Term Loan in full, including all outstanding interest and fees, during July 2020, and the Term Loan was terminated.

The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $50.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The capacity under the 2019 Revolver may be increased by an additional amount of up to $30.0 million, to the extent we achieve certain customer bookings thresholds. The interest rate on any outstanding borrowings will be at LIBOR plus 350 basis points or the lending institution's base rate plus 250 basis points, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also had outstanding letters of credit to serve as office landlord security deposits in the amount of $1.3 million. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $48.7 million.

During March 2020, the Company borrowed the remaining capacity in its entirety to increase the Company's cash position given the uncertainty in the overall business environment due to the COVID-19 pandemic.  During July 2020, the Company repaid the 2019 Revolver in full, including all outstanding interest. The 2019 Revolver expires in July 2021 and may be automatically extended for an additional 12 months if we meet certain revenue thresholds defined under the credit agreement.

The 2019 Revolver contains a liquidity covenant calculated based on cash on hand plus available borrowings under the 2019 Revolver, a revenue covenant and certain reporting covenants.  On August 21, 2020, we entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, we entered into another amendment to the 2019 Revolver which reduced the required cash deposits to be held at each of the two lenders participating in the 2019 Revolver.

We were in compliance with all such applicable covenants as of August 31, 2020, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the six months ended
	August 31,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(23,355)	$(20,402)
Net cash used in investing activities	(1,413)	(1,270)
Net cash provided by financing activities	213,724	2,901

Operating Activities.   Net cash used in operating activities increased by $3.0 million to $23.4 million during the six months ended August 31, 2020 from $20.4 million during the six months ended August 31, 2019, primarily due to changes in accounts receivable and unbilled revenue offset by accrued compensation.

The change in accounts receivable and unbilled revenue is primarily due to an increase in accounts receivable at August 31, 2020 due to the modification of payment terms with our airline customers, as well as the increase in accounts receivable related to an increase in the number of customers at August 31, 2020, as compared to August 31, 2019.

The change in accrued compensation is primarily due to the settlement of our annual bonuses related to the fiscal year ended February 29, 2020, through the issuance of fully vested stock options in lieu of cash payments in June 2020.   During the six months ended August 31, 2019, we paid bonuses related to the fiscal year ended February 28, 2019 in cash.

Investing Activities.    Net cash used in investing activities increased by $0.1 million to $1.4 million during the six months ended August 31, 2020, from $1.3 million during the six months ended August 31, 2019, primarily due to the purchases of computer equipment and the capitalization of certain software development costs.

Financing Activities.    Net cash provided by financing activities increased by $210.8 million to $213.7 million during the six months ended August 31, 2020 from $2.9 million during the six months ended August 31, 2019, primarily due to the net cash proceeds of $231.2 million as a result of our IPO, proceeds from stock option and warrant exercises of $4.8 million, and proceeds from debt borrowings of $51.2 million, offset by debt repayments of $73.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of August 31, 2020:

	Payments due by period
	Less than			More than
	1 year	Years 2 ‑ 3	Years 4 ‑ 5	5 years	Total

	(in thousands)
Operating lease obligations(1)	$6,566	$13,144	$11,875	$18,644	$50,229
Fees on debt(2)	104	—	—	—	104
Data license in connection with joint development agreement	208	460	383	—	1,051

(1)	Includes the lease of our (a) corporate co-headquarters in Plymouth Meeting, Pennsylvania, which expires in June 2027, subject to certain early termination rights, (b) corporate co-headquarters in Seattle, Washington, which expires in September 2030, subject to certain early termination rights, (c) office space in Scottsdale, Arizona, which expires in April 2024, subject to certain early termination rights, (d) office space in Prague, Czech Republic, which expires in November 2021, and (e) office space in Santa Monica, California, which expires in February 2023.
(2)	Fee is calculated as 25 basis points of the commitment amount, payable on a quarterly basis.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended August 31, 2020, as compared to the critical accounting policies and estimates described in our final prospectus for our IPO dated as of July 2, 2020 and filed with the SEC pursuant to Rule 424(b) of the Securities Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $222.1 million as of August 31, 2020 and $33.2 million as of February 29, 2020. Our cash equivalents are comprised primarily of cash and money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2020. Based on the evaluation of our disclosure controls and procedures as of August 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses in every period since our inception. We incurred net losses of $15.4 million and $29.3 million for the three and six months ended August 31, 2020, respectively, and we incurred net losses of $61.3 million, $56.5 million, and $51.4 million for the fiscal years ended February 28(9), 2018, 2019, and 2020, respectively.  We had an accumulated deficit of $350.2 million as of August 31, 2020. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for the three and six months ended August 31, 2020 and the fiscal years ended February 28(9), 2018, 2019, and 2020, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

Historically, we have relied on a limited number of customers for a significant portion of our revenue. Our four largest customers (American Airlines, Comcast Cable, Lowe's, and State Farm) in the aggregate comprised 59% of our revenue for the fiscal year ended February 29, 2020, and our future revenue may be similarly concentrated. Our largest customer, Comcast Cable, accounted for 45%, 35%, and 24% of our revenue for the fiscal years ended February 28(9), 2018, 2019, and 2020, respectively. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. Although we typically enter into three-year contracts with our customers, after a specified period, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us. In particular, in connection with the COVID-19 pandemic, macroeconomic factors may affect our customers' desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, customers in the airline industry have publicly announced plans for significant future headcount reductions, which is likely to result in a reduction of future revenues associated with these customers. We may not experience the impact of changes to our customers’ headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our  member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further economic disruption as initial fiscal stimulus programs end and the COVID-19 pandemic continues to disrupt the economy. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. During the second calendar quarter of 2020, we agreed to deferred payment plans with certain of our customers in industries most severely impacted by the COVID-19 pandemic. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of our largest customers decline, our credit risk could increase. In one case, a smaller customer has filed for Chapter 11 bankruptcy and has indicated that it is terminating its health plan and associated Accolade services as of October 31, 2020. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

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

The timing of our sales, revenue, and cash flows is difficult to predict because of the length and unpredictability of our sales cycle. The sales cycle for our solutions from initial contact to launch varies widely by potential customer. Some of our potential customers, especially in the case of our prospective strategic and enterprise customers, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet the specific needs of their group health plan, employee benefits programs, corporate budgets, and other goals, which frequently involves evaluation of not only our solutions but also an evaluation of other available solutions. Such evaluations have in the past resulted in extended sales cycles that, due to changes in corporate objectives, leadership involved in the selection process, and other factors, may result in delayed or suspended decision-making in awarding the sale. In addition, our sales cycle may become more lengthy and difficult as a result of the travel restrictions and business interruptions caused by the COVID-19 outbreak, or if prospective customers slow down their decision-making about purchases due to the economic effects of COVID-19. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a potential customer's internal procurement processes, which involve intensive financial, operational, and security reviews, and for which our solutions represent a significant purchase. In addition, the significance and timing of our offering enhancements, and the introduction of new products by our competitors, may also affect our potential customers' purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized.

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

We price our services based upon a per-member-per-month (PMPM) fee times the number of eligible members, typically with a portion of the PMPM fee fixed (base PMPM fee) and the remainder of the fee variable (variable PMPM fee). Revenue from variable PMPM fees can be earned through either, or a combination of, the achievement of certain performance metrics or the realization of healthcare savings resulting from the utilization of our services. Although we have typically achieved these performance metrics and realization in savings of healthcare spend, resulting in our earning over 95% of the aggregate maximum potential revenue under our customer contracts (measured on the corresponding calendar year basis in fiscal years 2018, 2019, and 2020), our revenue and financial results in the future may be variable based on whether we earn this performance-based revenue. For example, there has been lower healthcare utilization during the COVID-19 pandemic, which could result in lower engagement with Accolade services than expected and put our ability to meet certain performance metrics at risk. In addition, since our customers typically pay the full PMPM fee in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows. Under U.S. generally accepted accounting principles (GAAP), we recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. The majority of the fees we earn are considered to be variable consideration under GAAP. We typically invoice our customers on a periodic basis for the base PMPM fees and variable PMPM fees in advance of performing the services, and these advances are classified as deferred revenue on our consolidated balance sheet until such time that the associated revenue can be recognized. As of August 31, 2020, we had $33.1 million of deferred revenue recorded as a liability on our consolidated balance sheet. Due to the need for us to satisfy performance metrics and healthcare savings requirements, deferred revenue at any particular date may not be representative of actual revenue for any current or future period.

If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 759 as of February 28, 2017 to approximately 1,230 as of August 31, 2020. Most of our employees have been with us for fewer than three years as a result of our rapid growth. We believe that our mission-driven culture has been an important contributor to our success, which we believe fosters empathy, innovation, teamwork, and passion for providing high levels of customer satisfaction and member engagement. If we fail to successfully integrate, develop, and motivate new employees, it could harm our mission-driven culture. In addition, as we grow and develop the infrastructure of a public company, we may find it difficult to maintain the important aspects of our mission-driven culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

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

We typically enter into contracts with our customers with a stated initial term of three years and various termination rights, which if invoked may cause such contracts to be terminated before the term expires. For example, after a specified period, certain of these contracts are terminable for convenience by our customers after a notice period has passed, including existing contracts with some of our largest customers.  Approximately one third of our customer contracts are up for renewal between now and the end of fiscal year 2022, during fiscal year 2023, and during fiscal year 2024, respectively.  In connection with the recent COVID-19 pandemic, macroeconomic factors may affect our customers' desire to renew their contracts, or even if they do renew, if they undergo layoffs or reductions in force, then our membership numbers would decrease which would reduce our revenues. Some of our largest customers are airlines, and this industry may be particularly susceptible to the current economic factors if there is not additional government assistance. If any of our contracts with our customers is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. Should any of our customers terminate their relationship with us after implementation of our solutions has begun, we not only would lose our time, effort, and resources invested in that implementation, but also we would have lost the opportunity to leverage those resources to build a relationship with other customers over that same period of time. Our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers and may decrease our annual revenue. Mergers and acquisitions involving our customers have in the past and may in the future lead to non-renewal or termination of our contracts with those customers or by the acquiring or combining companies. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

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

Although we take steps to help protect confidential and other sensitive information (including PHI and PII) from unauthorized access or disclosure, our information technology and infrastructure has been in the past and may be vulnerable in the future to attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, or other incidents or disruptions. A security incident or privacy violation that we experience (or that occurs at a subcontractor, trusted supplier or customer) that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, member information, including PHI or other PII, or other sensitive information we, our subcontractors, or our partners maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to customers, affected individuals, including regulatory authorities and the media, and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, handling of contractual claims (including breach of contract or breach of confidentiality issues), and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. In the event of a security breach, we may also be subject to private causes of action and/or statutory penalties under certain state laws, such as the CCPA, which provides a private right of action for data breaches of certain unencrypted or unredacted personal information and establishes statutory penalties for violations of the law. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our technology platform, and we could suffer a loss of customers, members, or trusted suppliers or a decrease in the use of our existing and future offerings, and we may suffer loss of reputation, adverse impacts on customer, member, partner, and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, health plans, benefits administrators, customers, members, and our trusted suppliers may then refuse to provide data to us, or restrict our ability to use such data, in which event our business could be harmed.

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

Our business, financial condition, and results of operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic has led to orders to shelter in place, travel restrictions, and mandated business closures and has adversely affected financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours, and has continued for significantly longer than originally expected, resulting in greater potential impacts on the economy and our business. We have taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work from home policy for our workforce and suspending employee travel and in-person meetings. We may experience increased demand on our Accolade Health Assistants and clinical specialists if our members are impacted by a contagious disease in large numbers. This increased demand could result in our failing to meet certain performance metrics set forth in contracts with our customers. Collectively or alone, these conditions could cause (1) increased absenteeism among our workforce (including resulting from sick time or increased use of Family Medical Leave

Act and other leave) that could negatively affect our ability to provide our service despite our deployment of business continuity and disaster recovery plans enabling our workforce to work fully remotely from our offices, and/or (2) our customers or prospective customers decreasing headcount, benefits, or budgets, which could decrease corporate spending on our products and services, resulting in delayed sales cycles, a decrease in new customer acquisition, and/or loss of customers. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees.  If our existing customers do not continue to renew their contracts with us, renew at lower fee levels, decline to purchase additional offerings from us, or terminate their contracts for convenience, our business could be harmed." While these risks may be offset by the value that Accolade can provide to customers and members during a health crisis, the impact on our business is still highly uncertain.

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

Numerous state, federal, and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We are considered a business associate under HIPAA, and we execute business associate agreements with our customers, subcontractors, and trusted suppliers. HIPAA requires covered entities and business associates, such as us, to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.

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

Additionally, through our third-party telehealth partners, we provide COVID-19 testing services to consumers on behalf of certain of our employer customers. Such testing services and the related contract tracing activities related to such testing may be subject to the aforementioned laws, including HIPAA.

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

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of PHI and other types of PII. In the case of our European subsidiary, Accolade may have obligations under GDPR and related EU privacy laws and regulations related to the use, transfer, and protection of employee-related data. These laws and regulations in many cases may be more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations may also require additional compliance obligations relating to the transfer of data between Accolade and its subsidiaries. For example, the European Court of Justice recently invalidated the EU-U.S. Privacy Shield as a basis for transfers of personal data from the EU to the U.S. and raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Inability to transfer personal information from the European Union, Switzerland or United Kingdom to the United States   or elsewhere, may restrict our activities in those jurisdictions and limit our ability to provide our products and services in those jurisdictions. Our response to these requirements globally may not meet the expectations of individual customers, affected data subjects, or other stakeholders, which could reduce the demand for our services. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

There is a risk that regulatory authorities may determine that we have not implemented our compliance obligations in a timely or appropriate manner. Penalties for noncompliance under GDPR and related EU privacy laws may include significant monetary fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future.

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

The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax that were mandated by the Affordable Care Act and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case.  It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

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

Additionally, the introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state medical board licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our existing and future offerings from being offered to partners, customers and members, which could harm our business. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the reductions to Medicare payments to providers of 2% per fiscal year from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Additionally, the Trump administration issued an executive order on August 3, 2020 directing CMS to propose a regulation extending Medicare coverage for certain telemedicine services provided to certain Medicare beneficiaries beyond the duration of the COVID-19 public health emergency.

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

As of February 29, 2020, we had U.S. federal net operating loss carryforwards (NOLs), of $272.8 million and state NOLs of $258.9 million. Under the Tax Act, as modified by the CARES Act, unused NOLs for the tax year ended February 29, 2020 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated in taxable years beginning after December 31, 2017, which would be our tax year ending February 28, 2018 and thereafter, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible in the case of NOLs arising in taxable years ending after 2020 to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. As a result, if we earn net taxable income in future years, our NOLs arising in tax years ending February 28, 2018 and earlier may expire prior to being used and our NOLs generated in later tax years will be subject to a percentage limitation in tax years beginning after 2020. In addition, under the CARES Act, corporate taxpayers may carryback net operating losses originating in taxable years beginning after 2017 and before 2021 for up to five years, which was not previously allowed under the Tax Act. Under Sections 382 and 383 of the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs and other tax attributes and to offset its post-change income and taxes may be limited. In general, an "ownership change" occurs if there is a cumulative change in our ownership by "5% stockholders" that exceed 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our initial public offering or as a result of future events, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of one of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California recently suspended the ability to use NOLs and certain tax research credits for a period of time to offset taxable income for California state tax purposes.  For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.

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

For as long as we remain an "emerging growth company," as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not "emerging growth companies," including not being required to comply with the independent auditor attestation requirements of Section 404 the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being permitted to provide fewer years of audited financial statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We would cease to be an "emerging growth company" upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) February 28, 2026 (the last day of the fiscal year ending after the fifth anniversary of our initial public offering). We may choose to take advantage of some but not all of these reduced reporting burdens, and we have taken advantage of certain reduced reporting burdens in this Quarterly Report on Form 10-Q. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an "emerging growth company" can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and consolidated financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards as of the public company effectiveness dates. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

Our executive officers, directors, and substantially all holders of our capital stock and securities convertible into or exchangeable for our capital stock are subject to market standoff agreements with us or have entered into lock-up agreements with the underwriters for our initial public offering agreeing, subject to certain exceptions, not to, without the prior written consent of Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, and BofA Securities, Inc., on behalf of the underwriters, dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our capital stock for a period of 180 days after the date of our Final Prospectus for our IPO, dated as of July 1, 2020  and filed with the SEC, pursuant to Rule 424(b)(4) on July 2, 2020. When the lock-up period in the lock-up agreements expires, our locked-up security holders will be able to sell our shares in the public market, subject in some cases to the volume and other restrictions of Rule 144. In addition, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, and BofA Securities, Inc., on behalf of the underwriters, may release all or some portion of the shares subject to the lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares, or the perception that such sales may occur, upon expiration of, or early release of the securities subject to, the lock-up agreements, could cause our stock price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Stockholders owning an aggregate of up to 37,608,433 shares are entitled, under our registration rights agreement, to require us to register shares owned by them for public sale in the United States. Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

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

Our executive officers, directors, and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 50.6% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.

In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facility or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

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

Our stock price has been volatile since our initial public offering, and it is likely that the trading price of our common stock may fluctuate substantially and be higher or lower than the public offering price, depending on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, institutional stockholder representative groups, stockholder activists, and others may disagree with our corporate governance provisions or other practices, including anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional stockholder representative groups, but we will make decisions based on what our board and management believe to be in the best long-

term interests of our company and stockholders; however, these groups could make recommendations to our stockholders against our practices or our board members if they disagree with our positions.

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

The following sets forth information regarding all unregistered securities sold since June 1, 2020 through August 31, 2020:

●             From June 1, 2020 to July 6, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-239704), we granted stock options to purchase an aggregate of 1,896,475 shares of our common stock at an exercise price of $17.50 per share to a total of 945 employees under our Amended and Restated Stock Option Plan.

●             From June 1, 2020 to July 6, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-239704), we issued an aggregate of 345,809 shares of our common stock  to a total of 42 service providers upon the exercise of options under our Amended and Restated 2007 Stock Option Plan at exercise prices ranging from $3.10 to $9.60 per share, for an aggregate purchase price of $1.4 million.

●On July 7, 2020, we issued 1,401,836 shares of our common stock to 41 accredited investors upon the cashless exercise of outstanding warrants with exercise prices ranging from $0.0005 to $17.95 per share, which the total value of such shares that were tendered as consideration for such cashless exercises was $1.7 million.
●In July and August 2020, we issued an aggregate of 97,019 shares of common stock to one accredited investor as consideration pursuant to an acquisition.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

(b) Use of Proceeds

In July 2020, we closed our IPO of 11,526,134 shares of our common stock at an offering price of $22.00 per share, including 1,503,408 shares pursuant to the underwriters’ option to purchase additional shares.  All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236786), which was declared effective by the SEC on July 1, 2020. The aggregate net proceeds to us were $231.2 million after deducting underwriting discounts and commissions of $17.8 million and net offering expenses of $4.6 million. In July 2020, we used net proceeds from the IPO to repay $24.5 million under our Term Loan and $48.7 million under our 2019 Revolver. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of July 1, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on July 2, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Accolade, Inc.	8-K	001-39348	3.1	July 10, 2020

3.2	Amended and Restated Bylaws of Accolade, Inc.	S-1/A	333-236786	3.4	February 28, 2020

10.1	Accolade, Inc. 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-236786	10.2	June 16, 2020

10.2	Accolade, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-236786	10.3	June 16, 2020

10.4	Second Renewal and Amendment of the Amended and Restated Services Agreement by and between Accolade, Inc. and Comcast Cable Communications Management, LLC dated June 19, 2020.	S-1/A	333-236786	10.32	June 24, 2020

10.5	Non-Employee Director Compensation Policy.	S-1/A	333-236786	10.33	June 16, 2020

10.6	Form of Indemnification Agreement entered into by and between Accolade, Inc. and each director and executive officer.	S-1/A	333-236786	10.4	February 28, 2020

10.7	First Amendment to Credit Agreement dated August 21, 2020 by and among Accolade, Inc., Comerica Bank and Wester Alliance Bank	8-K	001-39348	10.1	August 25, 2020

10.8	Second Amendment to Credit Agreement dated September 11, 2020 by and among Accolade, Inc., Comerica Bank and Western Alliance Bank					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File					X

because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

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

ACCOLADE, INC. (Registrant)

Date: October 14, 2020	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Director (Principal Executive Officer)

Date: October 14, 2020	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial and Accounting Officer)