Form 10-Q
period 2020-11-30
Accolade, Inc.
filed 2021-01-07
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020

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

As of December 31, 2020, 55,321,179 shares of the registrant’s common stock were outstanding.

ACCOLADE, INC.

INDEX

		PAGE NUMBER
	Special Note Regarding Forward Looking Information	3

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of November 30, 2020 and February 29, 2020	4
	Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2020 and 2019	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended November 30, 2020 and 2019	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2020 and 2019	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	73

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	November 30,	February 29,
Assets	2020	2020
Current assets:
Cash and cash equivalents	$418,938	$33,155
Accounts receivable, net	15,432	294
Unbilled revenue	1,334	895
Current portion of deferred contract acquisition costs	2,048	1,368
Current portion of deferred financing fees	163	279
Prepaid and other current assets	6,598	12,944
Total current assets	444,513	48,935
Property and equipment, net	10,496	13,625
Goodwill	4,013	4,013
Acquired technology, net	967	2,054
Deferred contract acquisition costs	6,195	3,876
Other assets	1,311	745
Total assets	$467,495	$73,248
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,136	$5,273
Accrued expenses	3,437	6,580
Accrued compensation	27,459	23,838
Deferred rent and other current liabilities	531	674
Due to customers	3,449	4,674
Current portion of deferred revenue	34,427	28,919
Total current liabilities	73,439	69,958
Loans payable, net of unamortized issuance costs	—	21,144
Deferred rent and other noncurrent liabilities	5,375	5,523
Deferred revenue	394	396
Total liabilities	79,208	97,021

Convertible preferred stock:
Preferred stock par value $0.0001; 25,000,000 shares authorized; 0 and 19,513,939 issued and outstanding at November 30, 2020 and February 29, 2020, respectively	—	233,022

Commitments (note 11)
Stockholders’ equity (deficit)
Common stock par value $0.0001; 500,000,000 shares authorized; 55,171,467 and 6,033,450 shares issued and outstanding at November 30, 2020 and February 29, 2020, respectively	5	2
Additional paid-in capital	755,076	64,071
Accumulated deficit	(366,794)	(320,868)
Total stockholders’ equity (deficit)	388,287	(256,795)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$467,495	$73,248

See accompanying notes to unaudited consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2020	2019	2020	2019
Revenue	$38,444	$29,652	$111,126	$88,066
Cost of revenue, excluding depreciation and amortization	22,743	17,538	66,052	51,737
Operating expenses:
Product and technology	13,018	11,046	36,624	33,595
Sales and marketing	8,644	7,924	23,841	23,202
General and administrative	8,414	8,551	20,537	20,125
Depreciation and amortization	2,114	2,033	6,090	6,415
Total operating expenses	32,190	29,554	87,092	83,337
Loss from operations	(16,489)	(17,440)	(42,018)	(47,008)
Interest expense, net	(35)	(827)	(3,663)	(2,071)
Other expense	(42)	(18)	(160)	(98)
Loss before income taxes	(16,566)	(18,285)	(45,841)	(49,177)
Income tax expense	(29)	(12)	(85)	(49)
Net loss	$(16,595)	$(18,297)	$(45,926)	$(49,226)

Net loss per share, basic and diluted	$(0.32)	$(3.17)	$(1.50)	$(9.20)

Weighted-average common shares outstanding, basic and diluted	51,578,863	5,776,478	30,635,348	5,351,313

See accompanying notes to unaudited consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

In thousands, except shares)

	Convertible Preferred stock		Stockholders' Deficit
			Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance February 28, 2019	18,640,901	$214,664	3,616,549	$1	$38,881	$(269,503)	$(230,621)
Exercise of stock options and common stock warrants	—	—	90,322	—	356	—	356
Stock-based compensation expense	—	—	—	—	1,436	—	1,436
Net loss	—	—	—	—	—	(15,903)	(15,903)
Balance, May 31, 2019	18,640,901	$214,664	3,706,871	$1	$40,673	$(285,406)	$(244,732)
Issuance of common stock in connection with acquisition	—	—	279,436	—	6,164	—	6,164
Issuance of common stock warrants in connection with July 2019 debt	—	—	—	—	779	—	779
Exercise of stock options and common stock warrants	—	—	415,420	—	1,428	—	1,428
Stock-based compensation expense	—	—	—	—	1,895	—	1,895
Net loss	—	—	—	—	—	(15,026)	(15,026)
Balance, August 31, 2019	18,640,901	$214,664	4,401,727	$1	$50,939	$(300,432)	$(249,492)
Issuance of common stock in connection with acquisition	—	—	9,884	—	—	—	—
Sale of Series F preferred stock, net	873,038	18,358	—	—	—	—	—
Issuance of common stock warrants in connection with sale of Series F Preferred Stock	—	—	—	—	1,585	—	1,585
Exercise of stock options and common stock warrants	—	—	213,453	—	728	—	728
Stock-based compensation expense	—	—	—	—	1,564	—	1,564
Net loss	—	—	—	—	—	(18,297)	(18,297)
Balance, November 30, 2019	19,513,939	$233,022	4,625,064	$1	$54,816	$(318,729)	$(263,912)

See accompanying notes to unaudited consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

In thousands, except shares) (continued)

	Convertible Preferred stock		Stockholders' Equity (Deficit)
			Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance February 29, 2020	19,513,939	$233,022	6,033,450	$2	$64,071	$(320,868)	$(256,795)
Exercise of stock options and common stock warrants	—	—	347,807	—	2,999	—	2,999
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
Net loss	—	—	—	—	—	(13,960)	(13,960)
Balance, May 31, 2020	19,513,939	$233,022	6,381,257	$2	$68,329	$(334,828)	$(266,497)
Exercise of stock options and common stock warrants	—	—	383,575	—	1,726	—	1,726
Issuance of common stock in initial public offering, net of issuance costs of $4,596	—	—	11,526,134	1	231,227	—	231,228
Conversion of preferred stock into common stock	(19,513,939)	(233,022)	29,479,521	2	233,020	—	233,022
Automatic exercise of warrants into common stock in connection with initial public offering	—	—	1,401,836	—	—	—	—
Issuance of stock options to satisfy bonus obligation	—	—	—	—	5,735	—	5,735
Issuance of common stock in connection with 2019 acquisition	—	—	97,019	—	156	—	156
Stock-based compensation expense	—	—	—	—	2,105	—	2,105
Net loss	—	—	—	—	—	(15,371)	(15,371)
Balance, August 31, 2020	—	$—	49,269,342	$5	$542,298	$(350,199)	$192,104
Exercise of stock options	—	—	84,627	—	527	—	527
Issuance of common stock in follow-on public offering, net of issuance costs of $600	—	—	5,750,000	—	208,046	—	208,046
Issuance of common stock in connection with the employee stock purchase plan	—	—	67,498	—	1,259	—	1,259
Stock-based compensation expense	—	—	—	—	2,946	—	2,946
Net loss	—	—	—	—	—	(16,595)	(16,595)
Balance, November 30, 2020	—	$—	55,171,467	$5	$755,076	$(366,794)	$388,287

See accompanying notes to unaudited consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended November 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(45,926)	$(49,226)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization expense	6,090	6,415
Amortization of deferred contract acquisition costs	1,187	695
Noncash interest expense	1,395	533
Stock-based compensation expense	6,310	4,895
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(15,577)	123
Accounts payable and accrued expenses	569	4,408
Deferred contract acquisition costs	(4,187)	(1,551)
Deferred revenue and due to customers	4,281	10,832
Accrued compensation	9,372	187
Deferred rent and other liabilities	(324)	106
Other assets	1,182	(1,400)
Net cash used in operating activities	(35,628)	(23,983)
Cash flows from investing activities:
Capitalized software development costs	(374)	—
Purchases of property and equipment	(1,500)	(2,469)
Net cash acquired in acquisition of MD Insider	-	(206)
Earnout payments to MD Insider	(58)	—
Net cash used in investing activities	(1,932)	(2,675)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriters' discounts and commissions and offering costs	439,478	—
Proceeds from stock option and warrant exercises	5,176	2,008
Proceeds from sale of Series F Preferred Stock, net.	-	19,943
Proceeds from stock purchases under employee stock purchase plan	1,442	—
Proceeds from borrowings on debt	51,166	1,660
Repayments of debt principal	(73,166)	—
Payments related to debt retirement	(753)	—
Net cash provided by financing activities	423,343	23,611
Net increase (decrease) in cash and cash equivalents	385,783	(3,047)
Cash and cash equivalents, beginning of period	33,155	42,701
Cash and cash equivalents, end of period	$418,938	$39,654
Supplemental cash flow information:
Interest paid	$2,246	$1,790
Income taxes paid	$149	$55
Fixed assets included in accounts payable	$185	$126
Other receivable related to stock option exercises	$249	$504
Offering costs included in accounts payable and accrued expenses	$68	$—
Bonus settled in the form of stock options	$5,735	$—
Common stock issued in connection with acquisition	$—	$6,164
Common stock warrants issued in connection with debt	$—	$779

See accompanying notes to unaudited consolidated financial statements.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data)

(1)   Background

(a) Business

The entity was initially organized as a limited liability company under the name Accretive Care LLC in Delaware on January 23, 2007. On June 14, 2010, the entity converted from a limited liability company to a Delaware corporation and changed its name to Accolade, Inc. (Accolade or together with its subsidiaries, the Company).  Accolade’s offices and operations are in Seattle, Washington; Plymouth Meeting, Pennsylvania; Scottsdale, Arizona; Santa Monica, California; and Prague, Czech Republic.

On February 6, 2016, Accolade established a wholly owned subsidiary in the Czech Republic and on July 31, 2019, Accolade acquired all the equity interests of a Delaware corporation, and their results of operations have been included in the consolidated financial statements since those respective dates.

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

(b)  COVID-19

Due to the government-imposed quarantines and other public health safety measures put into place in March 2020, COVID-19 has caused disruption in the markets where the Company sells its offerings and related services. Although the Company has not experienced any significant financial impact as a result of the COVID-19 pandemic, there continues to be uncertainty as to the extent to which the COVID-19 pandemic may adversely impact its business and operations, and the Company will continue to closely monitor for any changes to the Company’s operations and the operations of our customers.

(c)  Initial Public Offering

On July 7, 2020, the Company closed its initial public offering of common stock (IPO) in which the Company issued and sold 11,526,134 shares (inclusive of the underwriters’ over-allotment option to purchase 1,503,408 shares) of common stock at $22.00 per share. The Company received net proceeds of $231,228 after deducting underwriting discounts and commissions, as well as offering costs of $4,596.   Upon the closing of the IPO, all shares of outstanding convertible preferred stock converted into 29,479,521 shares of common stock, and an additional 1,401,836 shares of common stock were issued upon the automatic net exercise of warrants then outstanding.

(d)  Follow-on Public Offering

On October 26, 2020, the Company closed its follow-on public offering of common stock in which the Company issued and sold 5,750,000 shares (inclusive of the underwriters’ over-allotment option to purchase 750,000 shares) of common stock at $38.50 per share. The Company received net proceeds of $208,046 after deducting underwriting discounts and commissions of $12,729, as well as offering costs of $600, of which $532 was paid as of November 30, 2020.

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

(in thousands except share and per share data) (continued)

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

(b)  Unaudited Interim Financial Statements

The accompanying consolidated financial statements and the related footnote disclosures are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim consolidated financial position as of November 30, 2020 and the results of its operations and its cash flows for the three and nine months ended November 30, 2020 and 2019. The results for the three and nine months ended November 30, 2020, are not necessarily indicative of results to be expected for the year ending February 28, 2021, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the year ended February 29, 2020.

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

For the nine months ended November 30, 2020 and 2019, the Company capitalized $374 and $0, respectively, for internal-use software.  Amortization expense related to capitalized internal-use software during the three months ended November 30, 2020 and 2019 was $1,214 and $1,052, respectively.  Amortization expense related to capitalized internal-use software during the nine months ended November 30, 2020 and 2019 was $3,345 and $3,483, respectively.

(d)  Intangible Assets

As part of the acquisition of MD Insider, Inc. (MDI) in July 2019 (Note 4), the Company acquired an intangible asset in the form of acquired technology in the amount of $2,900. This intangible asset is subject to amortization and is being amortized on the straight-line basis over its estimated useful life of two years. Amortization expense related to the intangible asset was $363 during the three months ended November 30, 2020 and 2019, and $1,087 and $483 during the nine months ended November 30, 2020 and 2019, respectively.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(e)  Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money market funds and United States Treasury bills with original maturities of less than 90 days. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents and performs periodic evaluations of the credit standing of such institutions.

Significant customers are those which represent 10% or more of the Company’s revenue during the periods. For each significant customer, revenue as a percentage of total revenue was as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2020	2019	2020	2019
Customer 1	17%	27%	17%	27%
Customer 2	10%	12%	11%	12%
Customer 3	10%	11%	10%	11%
Total	37%	50%	38%	50%

Accounts receivable outstanding related to these customers at November 30, 2020 was as follows:

November 30, 2020
Customer 1	$1,642
Customer 2	45
Customer 3	8,196

(f)  Deferred Offering Costs

The Company capitalized certain legal, accounting and other third-party fees that were directly associated with both the IPO and follow-on offering as deferred offering costs until such transactions were completed in July 2020 and October 2020, respectively. Upon the completion of the IPO and follow-on offering, total deferred costs of $4,596 and $600, respectively, were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in-capital related to each transaction. Deferred offering costs were $0 and $3,042 at November 30, 2020 and February 29, 2020, respectively, and were included within prepaid and other current assets on the accompanying consolidated balance sheet at February 29, 2020.

As of November 30, 2020, the Company paid $532 of the fees associated with the follow-on offering, with the remaining $68 paid subsequently.   All fees related to the IPO were paid by the Company prior to November 30, 2020.

(g)  New Accounting Pronouncements Not Yet Adopted

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessor, Leases (Topic 842), which provides guidance on sales tax and other taxes collected from lessees. In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective Dates for Certain Entities, which delayed the adoption period of Topic 842. The guidance (collectively ASC 842) will require lessees to put

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASC 842 is effective for the Company for its fiscal year ending February 28, 2023. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit loss (CECL) model, which will require entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. ASU 2016-13 is effective for the Company for its fiscal year ending February 28, 2023. Early adoption is permitted. The Company does not believe that this standard will have a material impact on the Company’s consolidated financial statements and related footnote disclosures.

Internal Use Software: In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for the Company’s fiscal year ending February 28, 2022, and interim periods within its fiscal year ending February 28, 2023. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

(in thousands except share and per share data) (continued)

to the number of members who can use the services. In addition, the Company’s contracts may include additional add-on services as separate performance obligations that are also considered stand ready services. These add-on services have the same pattern of transfer and revenue recognition as discussed above.

As of November 30, 2020, $228,975 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Fiscal year ending February 28(29),
Remainder of 2021	$42,174
2022	126,168
2023	46,607
2024	14,026
Total	$228,975

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes in the deferred revenue balances during the nine months ended November 30, 2020 and 2019 were the result of recognized revenue of $26,639 and $20,166 respectively, that were previously included in deferred revenue.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended November 30, 2020 and 2019 was $1,508 and $1,182, respectively.  Revenue related to performance obligations satisfied in prior periods that was recognized during the nine months ended November 30, 2020 and 2019 was $4,522 and $2,266, respectively. These amounts relate to prior changes in estimates that were due to the inclusion of consideration that was previously constrained related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $860 and $449 for the three months ended November 30, 2020 and 2019, respectively. The Company capitalized commission costs of $3,362 and $973 for the nine months ended November 30, 2020 and 2019, respectively.  The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made in two increments as follows: 75% upon signature of the contract, with the remaining 25% upon customer launch. The Company does not pay commissions on contract renewals.

Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $300 and $159 for the three months ended November 30, 2020 and 2019, respectively.  Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $770 and $474 for the nine months ended November 30, 2020 and 2019, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $515 and $390 for the three months ended November 30, 2020 and 2019, respectively.  The Company recorded deferred implementation costs of $825 and $578 for

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

the nine months ended November 30, 2020 and 2019, respectively These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $147 and $76 for the three months ended November 30, 2020 and 2019, respectively, and $417 and $221 for the nine months ended November 30, 2020 and 2019, respectively.

(4)   Acquisition of MD Insider

On July 31, 2019, the Company acquired the outstanding equity interests of MDI. Based in California, MDI is a provider of machine learning-enabled physician performance transparency.  The aggregate purchase price consideration of $6,488 was paid primarily through the issuance of up to 462,691 shares of the Company’s common stock, of which 386,339 and 289,320 were issued as of November 30, 2020 and February 29, 2020, respectively, with the remaining shares issuable subject to certain working capital and indemnity adjustments (if applicable). Shareholders were eligible to receive 100,607 additional shares of the Company’s common stock upon the completion of a platform solution, as defined in the purchase agreement (MDI Earnout). The deadline to complete the cost transparency platform solution in order to qualify for the MDI Earnout was initially March 1, 2020, and was subsequently extended to July 1, 2020, by which time it had been earned. During August 2020, the Company issued 96,487 shares of common stock in connection with the MDI Earnout (which shares are included in the 386,339 shares issued as of November 30, 2020), with the remaining 4,120 shares of common stock expected to be issued during the remainder of fiscal 2021.  The MDI Earnout was accounted for as an equity classified instrument and was not subject to remeasurement in subsequent periods.

(5)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and within the fair value hierarchy:

	November 30, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$208,286	$—	$—	$208,286
United States Treasury bills	$199,990	$—	$—	$199,990

	February 29, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$21,332	$—	$—	$21,332
Certificates of deposit	$5,000	$—	$—	$5,000

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

(in thousands except share and per share data) (continued)

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

During the three months ended November 30, 2020 and 2019, the Company recorded interest expense of $0 and $743, respectively.   During the nine months ended November 30, 2020 and 2019, the Company recorded interest expense of $2,837 and $2,108, respectively.   Included in interest expense for the nine months ended November 30, 2020, was $1,045 related to the remaining debt discount that was recorded as interest expense as a result of the termination, as well as $502 related to the prepayment fee and the remaining unamortized amount related to the end of term charge

Revolving Credit Facility

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of November 30, 2020 and February 29, 2020, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,334. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $78,666 as of November 30, 2020. No amounts are outstanding as of November 30, 2020.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility. Issuance costs of $543, including the fair value of warrants issued, were capitalized and are being amortized to interest expense over the remainder of the 2019 Revolver term. During the three months ended November 30, 2020 and 2019, the Company recorded interest expense of $106 and $102, respectively, related to the revolving credit facility.  During the nine months ended November 30, 2020 and 2019, the Company recorded interest expense of $986 and $171, respectively. As of November 30, 2020 and 2019, the balance of deferred financing fees was $163 and $442, respectively, and is recorded in other assets in the accompanying consolidated balance sheets.

On August 21, 2020, the Company entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, the Company entered into another amendment to the 2019 Revolver which modified the allocation requirements of the Company’s cash to be held at each of the two lenders participating in the 2019 Revolver.  On November 6, 2020, the Company entered into another amendment to the 2019 Revolver which increased the capacity from a maximum of $50,000 to a maximum of $80,000, based on the achievement of certain growth metrics as defined in the amendment.

The 2019 Revolver is collateralized by substantially all of the assets of the Company.

(7)   Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(a) Convertible Preferred Stock

On July 7, 2020, upon the closing of our IPO, all shares of our outstanding convertible preferred stock converted into 29,479,521 shares of common stock and, as of November 30, 2020, there were no shares of convertible preferred stock outstanding.

(b)  Common Stock

Upon completion of the IPO, the Company issued and sold 11,526,134 shares of common stock at an issuance price of $22.00 per share resulting in net proceeds of $231,228, after deducting underwriting discounts, commissions and offering costs. In addition, all outstanding shares of Convertible Preferred stock converted into 29,479,521 shares of common stock and the Company issued 1,401,836 shares of common stock as a result of the automatic net exercise of warrants (See Note 8).

The Company closed its follow-on public offering on October 26, 2020, during which the Company issued and sold 5,750,000 shares of common stock at an issuance price of $38.50 per share resulting in net proceeds of $208,046 after deducting underwriting discounts, commissions and offering costs.

.

(8)  Equity-based Compensation and Warrants

(a) Stock Options

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of November 30, 2020, there were 3,933,889 shares of common stock available for future grants under the Incentive Plan.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended November 30,		Nine months ended November 30,
	2020	2019	2020	2019
Cost of revenue	$352	$75	$679	$250
Product and technology	1,060	460	2,212	1,312
Sales and marketing	702	340	1,494	1,162
General and administrative	832	689	1,925	2,171
Total stock-based compensation	$2,946	$1,564	$6,310	$4,895

The following is a summary of stock option activity under the Incentive Plan:

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Balance, February 29, 2020	7,996,056	$6.19
Granted	2,163,775	17.41
Exercised	(656,009)	4.65
Forfeited	(200,012)	6.35
Balance, November 30, 2020	9,303,810	$8.91	7.2	years	$400,103
Vested and expected to vest as of November 30, 2020	9,303,810	$8.91	7.2	years	$400,103
Exercisable as of November 30, 2020	5,673,184	$6.37	6.2	years	$258,347

The aggregate intrinsic value of stock options exercised was $3,204 and $11,010 for the three and nine months ended November 30, 2020, respectively.  As of November 30, 2020, approximately $25,302 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 2.1 years.

During June 2020, the Company issued 525,907 fully-vested stock options in lieu of cash payments related to the Company’s fiscal 2020 bonus with a value of $5,735.   These options are included in the table above.

The weighted average grant date fair value of stock options granted during the nine months ended November 30, 2020 was $11.39.

(b)  Restricted Stock Units

The Company issued 85,310 time-based restricted stock units during the three and nine months ended November 30, 2020.  These time-based restricted stock units are subject to a four-year vesting period, with one quarter of an award vesting one year after grant and the remainder vesting ratably on a monthly basis over the subsequent three years.  The following is a summary of activity for the fiscal period ended November 30, 2020:

Restricted Stock Units
Balance, February 29, 2020	—
Granted	85,310
Vested	—
Forfeited	—
Balance, November 30, 2020	85,310

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

For the three and nine months ended November 30, 2020, the Company recognized $151 in restricted stock unit compensation expense, with $3,362 remaining of total unrecognized compensation costs related to these awards as of November 30, 2020. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.4 years.   The weighted average grant date fair value of restricted stock units granted during the nine months ended November 30, 2020 was $41.18.

(c) Common Stock Warrants

On June 29, 2015, the Company issued a warrant to its initial customer to purchase up to 200,000 common shares. Based on the vesting provisions and the remaining period over which the warrant was exercisable, the maximum number of shares that could vest pursuant to the warrant was 160,000 shares of common stock, all of which were exercised in March 2020.

On July 7, 2020, upon the closing of our IPO, 1,401,836 shares of common stock were issued upon the automatic net exercise of all warrants that were outstanding as of the IPO date.  There were no warrants outstanding as of November 30, 2020.

(d)  Employee Stock Purchase Plan

In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved under the ESPP is limited to 1,100,000 shares.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the compensation committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the offering period. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $651 during the three and nine months ended November 30, 2020 related to the ESPP.

During the three months ended November 30, 2020, employees who elected to participate in the ESPP purchased a total of 67,498 shares of common stock, resulting in cash proceeds to the Company of $1,259.  An additional $183 has been withheld via employee payroll deductions who have opted to participate in the next stock purchase plan period ending May 2021.

(9)   Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The effective tax rates for the periods ended November 30, 2020 and November 30, 2019, reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and operations in the Czech Republic. Accordingly, the consolidated

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

For the three months ended November 30, 2020 and 2019, the Company recorded income tax expense of $29 and $12, respectively, which resulted in effective tax rates of  (0.2%) and (0.1%), respectively.   For the nine months ended November 30, 2020 and 2019, the Company recorded income tax expense of $85 and $49, respectively, which resulted in effective tax rates of (0.2%) and (0.1%), respectively. The tax expense relates to the local tax expense recorded for the Czech Republic. The Company's U.S. losses did not result in a benefit due to the U.S. full valuation allowance.

(10)   Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended		Nine months ended
	November 30,		November 30,
	2020	2019	2020	2019
Net loss	$(16,595)	$(18,297)	$(45,926)	$(49,226)
Weighted-average shares used in computing net loss per share	51,578,863	5,776,478	30,635,348	5,351,313
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(3.17)	$(1.50)	$(9.20)

As the Company has reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	November 30,
	2020	2019
Stock options	9,303,810	9,069,217
Unvested restricted stock units	85,310	—
Common stock warrants	—	317,882
Total	9,389,120	9,387,099

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

(in thousands except share and per share data) (continued)

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

Upon entering into the JDA and data licensing agreement, the Company issued 251,211 restricted shares of its common stock to Change Healthcare at an estimated fair value of $15.40 per share, or $3,869 in aggregate value. Pursuant to the terms of the restricted share agreement, 150,727 of the shares vested immediately and the remaining 100,484 restricted shares will vest upon the achievement of certain product development milestones, as defined. During July 2020, 75,363 of these shares vested upon the achievement of certain milestones.  The aggregate equity value was allocated to the JDA and data licensing agreement based on the relative fair value of the IP and technical know-how contributed by Change Healthcare within the JDA and the discounted pricing received from Change Healthcare within the data licensing agreement. The equity value allocated to the JDA and data licensing agreement in the amount of $3,005 was capitalized and deferred as internally developed software and other assets within the Company’s consolidated balance sheet, respectively, with an offsetting increase to additional paid-in capital. Costs that are capitalized and classified as internally developed software are being amortizing within depreciation and amortization in the Company’s consolidated statement of operations ratably over a period of three years.

Subsequent to November 30, 2020, the remaining 25,121 shares became vested upon achievement of the remaining milestones.

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

Overview

We provide personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade in order to provide employees and their families (our "members") a single place to turn for their health, healthcare, and benefits needs. Our innovative platform combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians (including registered nurses, physician medical directors, pharmacists behavioral health specialists, women’s health specialists and case management specialists). We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our platform dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

Accolade Total Health and Benefits is our most comprehensive offering and most closely aligns to our "Premier" solution on which the company was founded and from which the majority of our revenues are derived today. Our technology platform has enabled us to unbundle aspects of this comprehensive offering to create two additional standalone offerings: Accolade Total Benefits (focused on member benefits engagement) and Accolade Total Care (focused on guiding members to high-quality, cost-effective providers). We have further leveraged our technology platform to develop add-on offerings, such as Accolade Boost, our Trusted Supplier Program, Accolade COVID Response Care,  and Mental Health Integrated Care that target specific challenges faced by our customers.

We were founded in 2007 and launched our initial offering in 2009. We have seen significant growth in recent years since the changes to our executive management team in 2015 and the subsequent investments we have made in product, technology, sales, and distribution. As of October 19, 2020, we had 94 customers comprising more than 2.0 million members. Our customers come from across industries, including media, technology, financial services, transportation, energy, and retail.

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

In October 2020, we closed our follow-on public offering of 5,750,000 shares of our common stock at an offering price of $38.50 per share, including 750,000 shares issued pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $208.0 million, after deducting underwriting discounts and commissions of $12.7 million and net offering expenses of approximately $0.6 million

For the three months ended November 30, 2020, our total revenue was $38.4 million, representing 30% year-over-year growth compared to total revenue of $29.7 for the three months ended November 30, 2019.  For the nine months ended November 30, 2020, our total revenue was $111.1 million, representing 26% year-over-year growth compared to total revenue of $88.1 million for the nine months ended November 30, 2019.  For the three months ended November 30, 2020 and November 30, 2019, our net losses were $16.6 million and $18.3 million, respectively. For the nine months ended November 30, 2020 and November 30, 2019, our net losses were $45.9 million and $49.2 million, respectively.

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

The primary cost of delivering our service includes the personnel costs of Accolade Health Assistants, clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, women's health specialists, and case management specialists, as well as software and tools for telephony, workforce management, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of our solutions. As we support more customers with an increasing number of members over time, we expect that our support costs per member will decline due to economies of scale and improved operational efficiencies driven by continued enhancements of our technology platform and capabilities. We have experienced and expect to continue to achieve operational efficiencies realized from continued enhancements of our technology platform and capabilities.

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

We have demonstrated a consistent track record of product and technology innovation over time as evidenced by continuous improvement of our platform and new offerings. This innovation is driven by feedback we receive from our customers, industry experts, and the market generally. For example, our technology platform has enabled us to unbundle aspects of Accolade Total Health and Benefits to create two additional standalone offerings: Accolade Total Benefits and Accolade Total Care. We have further leveraged our technology platform to develop add-on offerings that target specific challenges faced by our customers, including Accolade Boost and our Trusted Supplier Program — as well as very recently, Accolade COVID Response Care and Mental Health Integrated Care. Our investments in product and technology have been focused on increasing the value we provide via our personalized member health guidance solutions and expanding the market segments we can serve with a portfolio of offerings and associated price points.

COVID-19 Update

COVID-19 has created uncertainty for Accolade's employees, members, and customers. We consider the impact of the pandemic on our business by evaluating the health of our operations, any changes to our revenue outlook, and the degree to which perceptions of and interest in Accolade solutions have evolved during this unprecedented time.

In mid-March 2020, we closed our offices and enabled our 1,250 employees to work remotely using our secure technologies to continue to meet the needs of our customers, their members, and our business. We measure our performance through several key metrics, including but not limited to customer satisfaction, member engagement, and health assistant availability.  As gauged by these core performance metrics, service levels have been high, and member engagement and satisfaction have remained strong. To ensure we could address our members' many COVID-19-related concerns, our operations and clinical leaders trained our frontline teams on evidence-based guidelines and continue to equip them with relevant resources to help them ably serve under these exceptional circumstances.

While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our marketing efforts, and any decreases of workforce or benefits spending by our customers, all of which are uncertain and cannot be predicted. We have a diverse set of customers across a variety of industries. While some have faced headwinds, others have experienced growth, and our membership count from existing customers has remained steady in the aggregate since the start of the calendar year. However, we may experience increased member attrition to the extent our existing customers reduce their respective workforces in response to the current economic conditions. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees. In one case, a small customer filed for Chapter 11 bankruptcy and terminated its health plan and associated Accolade services as of October 31, 2020. In addition, our airline customers have had significant headcount reductions, which have resulted in, and are likely to continue to result in, a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcounts immediately because employees that are on furlough or are receiving continued health coverage pursuant to COBRA may still have access to our services during such periods and would be included in our member count. We have also engaged with our airline customers to act as a partner in managing their cash needs during the COVID-19 pandemic, resulting in modified payment terms for the remainder of fiscal 2021.

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

We believe our value proposition now resonates with an even broader audience of employers as they turn their focus to safely reopening their workplaces and managing the ongoing health and well-being of employees and their families. To directly address the former, we have developed Accolade COVID Response Care, a solution that allows employers of all sizes to leverage Accolade’s platform to support employee education, testing, care plans, contact tracing, and return-to-work clearance. On the latter, we believe that the current disruptions to traditional care consumption have reinforced the need for navigation services, and that projected increases in healthcare costs (due to some combination of COVID-19-related testing and care, complications stemming from neglected non-COVID conditions, pent-up demand for elective services, and strain on individuals’ mental health) prompt the need for solutions such as ours that bend the cost curve, and improve health outcomes, by driving good utilization up and wasteful utilization down.

Factors Affecting Our Performance

The following factors have been important to our business and we expect them to impact our business, results of operations, and financial condition in future periods:

Growth of Our Customer Base

We believe there is a substantial opportunity to further grow our customer base in our large and under-penetrated market through our sales and marketing strategy. Across our existing customer base and as we acquire new customers, we intend to expand and deepen these relationships. As we build trust through our proven model, we seek to cross-sell our add-on offerings, such as Accolade Boost, Trusted Supplier Program, COVID Response Care and Mental Health Integrated Care. We plan to continue to invest in sales and marketing in order to grow our customer base and increase sales to existing customers. Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

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

Adoption of Current and Future Solutions

We are constantly innovating to enhance our model and develop new offerings. Our ability to act as a trusted advisor to our members and customers positions us to identify new opportunities for additional offerings that can meet their existing and emerging needs. Our open technology platform also allows us to efficiently add new offerings and applications on top of our existing technology stack, which we have demonstrated with the recent roll-out of two new offerings, Accolade Total Benefits and Accolade Total Care, as well as our new add-on offerings, Accolade Boost, our Trusted Supplier Program, Accolade COVID Response Care, and Mental Health Integrated Care.

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

Customer Concentration

We have historically relied on a limited number of customers for a significant portion of our total revenue. If we do not retain some or all of those customers, it could have a material negative impact on future results. For the three and nine months ended November 30, 2020, we had three customers that each accounted for more than 10% of our total revenue, and in aggregate those three customers represented 37% and 38% of our total revenues, respectively. The loss of any of our largest customers, the renegotiation of any of our largest customer contracts or a significant decrease in the employee headcount of our largest customers could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect to the solutions we provide and the terms of our customer agreements, including our fees. Most of our customer contracts have a three-year term, and some have rights to terminate prior to the end of the term.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2020	2019	2020	2019

	(in thousands, except percentages)		(in thousands, except percentages)
Adjusted Gross Profit	$16,053	$12,189	$45,753	$36,579
Adjusted Gross Margin	41.8%	41.1%	41.2%	41.5%
Adjusted EBITDA	$(11,429)	$(13,828)	$(29,618)	$(35,131)

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

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2020	2019	2020	2019

	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$38,444	$29,652	$111,126	$88,066
Less:
Cost of revenue, excluding depreciation and amortization	(22,743)	(17,538)	(66,052)	(51,737)
Gross profit, excluding depreciation and amortization	15,701	12,114	45,074	36,329
Add:
Stock‑based compensation, cost of revenue	352	75	679	250
Adjusted Gross Profit	$16,053	$12,189	$45,753	$36,579
Gross margin, excluding depreciation and amortization	40.8%	40.9%	40.6%	41.3%
Adjusted Gross Margin	41.8%	41.1%	41.2%	41.5%

Gross margin, excluding depreciation and amortization, for the three months ended November 30, 2020 and 2019, remained relatively consistent.   Adjusted Gross Margin for the three months ended November 30, 2020 and 2019, increased to 41.8% from 41.1%.  Gross margin, excluding depreciation and amortization, for the nine months ended

November 30, 2020 and 2019, decreased to 40.6% from 41.3%, respectively, and Adjusted Gross Margin for the nine months ended November 30, 2020 and 2019, decreased to 41.2% from 41.5%, respectively.  The increase to Adjusted Gross Margin for the comparable three month period is driven primarily by personnel cost efficiencies realized through delivery of technology platform and workflow enhancements in addition to a decrease in travel and entertainment expense. The decreases for the comparable nine month periods were driven primarily by the incremental cost of revenues in the nine months ended November 30, 2020, associated with customer launches as compared to the nine months ended November 30, 2019.  Because we incur costs related to hiring staff in advance of new customer launches prior to recognizing any associated revenue, we experience compression of gross margin, excluding depreciation and amortization, and Adjusted Gross Margin during the respective pre-launch periods.  The decreases were offset by continued increases in PMPM revenue associated with our offering mix and cost efficiencies realized through enhancements of our technology platform and workflows.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net Loss	$(16,595)	$(18,297)	$(45,926)	$(49,226)
Adjusted for:
Interest expense, net	35	827	3,663	2,071
Income tax provision	29	12	85	49
Depreciation and amortization	2,114	2,033	6,090	6,415
Stock‑based compensation	2,946	1,564	6,310	4,895
Acquisition and integration‑related costs	—	15	—	567
Other expense	42	18	160	98
Adjusted EBITDA	$(11,429)	$(13,828)	$(29,618)	$(35,131)

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

Sales and marketing.    Sales and marketing expenses consist of personnel expenses, including sales commissions for our direct sales force and our market and business development workforce, as well as promotional costs, customer conferences, public relations, other marketing events, and allocated overhead costs. Personnel expenses include salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors. We expect sales and marketing expense to increase in absolute dollars but remain stable as a percentage of revenue over time.

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

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Revenue	$38,444	$29,652	$111,126	$88,066
Cost of revenue, excluding depreciation and amortization(1)	22,743	17,538	66,052	51,737
Operating expenses:
Product and technology(1)	13,018	11,046	36,624	33,595
Sales and marketing(1)	8,644	7,924	23,841	23,202
General and administrative(1)	8,414	8,551	20,537	20,125
Depreciation and amortization	2,114	2,033	6,090	6,415
Total operating expenses	32,190	29,554	87,092	83,337
Loss from operations	(16,489)	(17,440)	(42,018)	(47,008)
Interest expense, net	(35)	(827)	(3,663)	(2,071)
Other expense	(42)	(18)	(160)	(98)
Loss before income taxes	(16,566)	(18,285)	(45,841)	(49,177)
Income tax expense	(29)	(12)	(85)	(49)
Net loss	$(16,595)	$(18,297)	$(45,926)	$(49,226)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Cost of revenue	$352	$75	$679	$250
Product and technology	1,060	460	2,212	1,312
Sales and marketing	702	340	1,494	1,162
General and administrative	832	689	1,925	2,171
Total stock‑based compensation	$2,946	$1,564	$6,310	$4,895

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue, excluding depreciation and amortization	59%	59%	59%	59%
Operating expenses:
Product and technology	34%	37%	33%	38%
Sales and marketing	22%	27%	21%	26%
General and administrative	22%	29%	18%	23%
Depreciation and amortization	5%	7%	5%	7%
Total operating expenses	84%	100%	78%	95%
Loss from operations	(43)%	(59)%	(38)%	(53)%
Interest expense, net	(0)%	(3)%	(3)%	(2)%
Other expense	(0)%	(0)%	(0)%	(0)%
Loss before income taxes	(43)%	(62)%	(41)%	(56)%
Income tax expense	(0)%	(0)%	(0)%	(0)%
Net loss	(43)%	(62)%	(41)%	(56)%

Comparison of Three and Nine Months Ended November 30, 2020 and 2019

Revenue

	For the three months ended
	November 30,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Revenue	$38,444	$29,652	$8,792	30%

Revenue increased $8.8 million, or 30%, to $38.4 million for the three months ended November 30, 2020, as compared to $29.7 million for the three months ended November 30, 2019. The increase was attributable primarily to growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

	For the nine months ended
	November 30,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Revenue	$111,126	$88,066	$23,060	26%

Revenue increased $23.1 million, or 26%, to $111.1 million for the nine months ended November 30, 2020, as compared to $88.1 million for the nine months ended November 30, 2019. The increase was attributable primarily to growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	November 30,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$22,743	$17,538	$5,205	30%

Cost of revenue, excluding depreciation and amortization increased $5.2 million, or 30%, to $22.7 million for the three months ended November 30, 2020, as compared to $17.5 million for three months ended November 30, 2019. The increase was primarily due to an increase in personnel and related costs to serve the customer base which grew in the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020.

	For the nine months ended
	November 30,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$66,052	$51,737	$14,315	28%

Cost of revenue, excluding depreciation and amortization increased $14.3 million, or 28%, to $66.1 million for the nine months ended November 30, 2020, as compared to $51.7 million for nine months ended November 30, 2019. The increase was primarily due to an increase in personnel and related costs to serve the customer base which grew in the first nine months of fiscal 2021, as compared to the first nine months of fiscal 2020.

Cost of revenue, excluding depreciation and amortization, as a percentage of revenue for the nine months ended November 30, 2020, remained consistent as compared to the nine months ended November 30, 2019.

Operating expenses

	For the three months ended
	November 30,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$13,018	$11,046	$1,972	18%
Sales and marketing	8,644	7,924	720	9%
General and administrative	8,414	8,551	(137)	(2)%
Depreciation and amortization	2,114	2,033	81	4%
Total operating expenses	$32,190	$29,554	$2,636	9%

Product and technology.    Product and technology expense increased $2.0 million, or 18%, to $13.0 million for the three months ended November 30, 2020, as compared to $11.0 million for the three months ended November 30, 2019. The increase was primarily due to the addition of personnel in product development and product management to support the development of new and existing offerings in connection with the expansion of our business, offset by a reduction in travel and entertainment related expenditures.

Sales and marketing.    Sales and marketing expense increased $0.7 million, or 9%, to $8.6 million for the three months ended November 30, 2020, as compared to $7.9 million for the three months ended November 30, 2019. The increase was primarily due to the increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business, offset by a reduction in travel and entertainment related expenditures.

General and administrative.    General and administrative expense decreased $0.1 million, or 2%, to $8.4 million for the three months ended November 30, 2020, as compared to $8.6 million for the three months ended November 30, 2019. The slight decrease was primarily due to a decrease in hiring expenses incurred with third-party agencies, third-party consulting costs, and travel and entertainment related expenditures, partially offset by the expansion of insurance coverages required as a public company and the addition of personnel.

Depreciation and amortization.    Depreciation and amortization expense increased $0.1 million, or 4%, to $2.1 million for the three months ended November 30, 2020, as compared to $2.0 million for the three months ended November 30, 2019. The increase was primarily due to an increase in depreciation expense related to computer and computer-related equipment as compared to prior year.

	For the nine months ended
	November 30,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$36,624	$33,595	$3,029	9%
Sales and marketing	23,841	23,202	639	3%
General and administrative	20,537	20,125	412	2%
Depreciation and amortization	6,090	6,415	(325)	(5)%
Total operating expenses	$87,092	$83,337	$3,755	5%

Product and technology.    Product and technology expense increased $3.0 million, or 9%, to $36.6 million for the nine months ended November 30, 2020, as compared to $33.6 million for the nine months ended November 30, 2019. The increase was primarily due to the addition of personnel in product development and product management to support the development of new and existing offerings in connection with the expansion of our business, offset by a reduction in travel and entertainment related expenditures.

Sales and marketing.    Sales and marketing expense increased $0.6 million, or 3%, to $23.8 million for the nine months ended November 30, 2020, as compared to $23.2 million for the nine months ended November 30, 2019. The increase was primarily due to an increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business, offset by a reduction in travel and entertainment related expenditures.

General and administrative.    General and administrative expense increased $0.4 million, or 2%, to $20.5 million for the nine months ended November 30, 2020, as compared to $20.1 million for the nine months ended November 30, 2019. The increase was primarily due to the addition of personnel, an increase in third-party consulting costs to support the expansion of our business, and the expansion of insurance coverages required as a public company.  These increases were partially offset by a reduction in travel and entertainment related expenditures.

Depreciation and amortization.    Depreciation and amortization expense decreased $0.3 million, or 5%, to $6.1 million for the nine months ended November 30, 2020, as compared to $6.4 million for the nine months ended November 30, 2019. The decrease was primarily due to certain capitalized software becoming fully depreciated during fiscal 2020 and fiscal 2021, resulting in less depreciation and amortization expense as compared to the prior period.

Interest expense, net

	For the three months ended
	November 30,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Interest expense, net	$35	$827	$(792)	(96)%

Interest expense, net decreased $0.8 million, or 96%, to less than $0.1 million for the three months ended November 30, 2020, as compared to $0.9 million for the three months ended November 30, 2019.  The decrease was primarily due to a decrease in our borrowings during the three months ended November 30, 2020 as compared to the three months ended November 30, 2019, resulting from our repayment of the Term Loan during July 2020.

	For the nine months ended
	November 30,		Changes
	2020	2019	Amount	%

	(in thousands, except percentages)
Interest expense, net	$3,663	$2,071	$1,592	77%

Interest expense, net increased $1.6 million, or 77%, to $3.7 million for the nine months ended November 30, 2020, as compared to $2.1 million for the nine months ended November 30, 2019.  The increase was primarily due to the acceleration of deferred financing costs related to the termination of our term loan facility during July 2020, as well as an increase in our debt borrowings during the nine months ended November 30, 2020 as compared to the nine months ended November 30, 2019 resulting from the borrowing in March 2020 and repayment in July 2020 of $48.7 million under the 2019 Revolver. See “Our Debt Arrangements” below.

Liquidity and Capital Resources

We had cash and cash equivalents of $418.9 million as of November 30, 2020. Our cash equivalents are comprised primarily of cash, money market accounts held at banks, and United States Treasury bills with original maturities of less than 90 days.

Our Debt Arrangements

We had no outstanding debt as of November 30, 2020.  During July 2020 we terminated our Term Loan Facility.   We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019.

The Term Loan was a secured credit facility that allowed us to borrow up to an aggregate principal amount of $24.5 million, with the total amount of available borrowings subject to certain monthly recurring revenue calculations. We had $24.5 million outstanding as of May 31, 2020. Interest on the outstanding balance was payable monthly at a rate of 8.00% per annum, plus 4.50% per annum deferred until the end of the term. The Term Loan was to mature on December 31, 2022.  During July 2020, we repaid the Term Loan in full, including all outstanding interest and fees, and the Term Loan was terminated.

The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations.   The interest rate on any outstanding borrowings will be at LIBOR plus 350 basis points or the lending institution's base rate plus 250 basis points, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also had outstanding letters of credit to serve as office landlord security deposits in the amount of $1.3 million. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $78.7 million.

During March 2020, we borrowed the available capacity of $48.7 million to increase our cash position given the uncertainty in the overall business environment due to the COVID-19 pandemic.  During July 2020, the we repaid the

2019 Revolver in full, including all outstanding interest. The 2019 Revolver expires in July 2021 and may be automatically extended for an additional 12 months if we meet certain revenue thresholds defined under the credit agreement.

The 2019 Revolver contains a liquidity covenant calculated based on cash on hand plus available borrowings under the 2019 Revolver, a revenue covenant and certain reporting covenants.  On August 21, 2020, we entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, we entered into another amendment to the 2019 Revolver which modified the allocation requirements of the Company’s cash to be held at each of the two lenders participating in the 2019 Revolver.   On November 6, 2020, we entered into another amendment to the 2019 Revolver which increased the capacity from $50.0 million to $80.0 million, subject to the achievement of certain milestones as defined in the amendment.

We were in compliance with all such applicable covenants as of November 30, 2020, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the nine months ended
	November 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(35,628)	$(23,983)
Net cash used in investing activities	(1,932)	(2,675)
Net cash provided by financing activities	423,343	23,611

Operating Activities.   Net cash used in operating activities increased by $11.6 million to $35.6 million during the nine months ended November 30, 2020 from $24.0 million during the nine months ended November 30, 2019, primarily due to changes in accounts receivable and unbilled revenue offset by accrued compensation.

The change in accounts receivable and unbilled revenue is primarily due to an increase in accounts receivable at November 30, 2020 due to the modification of payment terms with our airline customers, as well as the increase in accounts receivable related to an increase in the number of customers at November 30, 2020, as compared to November 30, 2019.

The change in accrued compensation is primarily due to the settlement of our annual bonuses related to the fiscal year ended February 29, 2020, through the issuance of fully vested stock options in lieu of cash payments in June 2020.   During the nine months ended November 30, 2019, we paid bonuses related to the fiscal year ended February 28, 2019 in cash.

Investing Activities.    Net cash used in investing activities decreased by $0.7 million to $1.9 million during the nine months ended November 30, 2020, from $2.7 million during the nine months ended November 30, 2019, primarily due to the decrease in purchases of computer equipment during the nine months ended November 30, 2020, as compared to the nine months ended November 30, 2019.

Financing Activities.    Net cash provided by financing activities increased by $399.7 million to $423.3 million during the nine months ended November 30, 2020 from $23.6 million during the nine months ended November 30, 2019, primarily due to the net cash proceeds of $439.5 million as a result of our IPO and follow-on offering, proceeds from stock option and warrant exercises of $5.2 million, proceeds of $1.4 million from the purchase of our common stock by employees in connection with the employee stock purchase plan, and proceeds from debt borrowings of $51.2 million, offset by debt repayments of $73.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of November 30, 2020:

	Payments due by period
	Less than			More than
	1 year	Years 2 ‑ 3	Years 4 ‑ 5	5 years	Total

	(in thousands)
Operating lease obligations(1)	$6,559	$13,155	$11,666	$17,190	$48,570
Fees on debt(2)	118	—	—	—	118
Data license in connection with joint development agreement	211	468	321	—	1,000
(1)	Includes the lease of our (a) corporate co-headquarters in Plymouth Meeting, Pennsylvania, which expires in June 2027, subject to certain early termination rights, (b) corporate co-headquarters in Seattle, Washington, which expires in September 2030, subject to certain early termination rights, (c) office space in Scottsdale, Arizona, which expires in April 2024, subject to certain early termination rights, (d) office space in Prague, Czech Republic, which expires in November 2021, and (e) office space in Santa Monica, California, which expires in February 2023.
(2)	Fee is calculated as 25 basis points of the commitment amount, payable on a quarterly basis.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. We did not have any other off-balance sheet arrangements, except to the extent reflected under “— Contractual Obligations” above and in Note 11 to our audited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended November 30, 2020, as compared to the critical accounting policies and estimates described in our final prospectus for our IPO dated as of July 2, 2020 and filed with the SEC pursuant to Rule 424(b) of the Securities Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $418.9 million as of November 30, 2020 and $33.2 million as of February 29, 2020. Our cash equivalents are comprised primarily of cash and money market accounts held at banks and United States Treasury bills with original maturities of less than 90 days. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2020. Based on the evaluation of our disclosure controls and procedures as of November 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Summary of Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks include, among others, the following:

●	We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
●	We derive a significant portion of our revenue from our largest customers. Our largest customer, Comcast Cable, accounted for 45%, 35%, and 24% of our revenue for the fiscal years ended February 28(9), 2018, 2019, and 2020, respectively, and accounted for 17% of our revenue for the nine months ended November 30, 2020. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.
●	We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.
●	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.
●	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
●	Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality and due to the fact that a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings.

●	If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.
●	If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistant, clinical, and various product and technology roles, our business could be adversely affected.
●	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.
●	The COVID-19 outbreak may significantly disrupt our operations and negatively impact our business, financial condition, and results of operations.
●	If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business could be harmed.
●	Our use, disclosure, and other processing of PII and PHI is subject to HIPAA and other federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customer base, member base and revenue.
●	Our executive officers, directors, and holders of 5% or more of our common stock will collectively beneficially own approximately 41.2% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Risks Related to Our Business and Industry

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses in every period since our inception. We incurred net losses of $16.6 million and $45.9 million for the three and nine months ended November 30, 2020, respectively, and we incurred net losses of $61.3 million, $56.5 million, and $51.4 million for the fiscal years ended February 28(9), 2018, 2019, and 2020, respectively.  We had an accumulated deficit of $366.8 million as of November 30, 2020. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for the three and nine months ended November 30, 2020 and the fiscal years ended February 28(9), 2018, 2019, and 2020, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

Historically, we have relied on a limited number of customers for a significant portion of our revenue. Our four largest customers (American Airlines, Comcast Cable, Lowe's, and State Farm) in the aggregate comprised 59% of our revenue for the fiscal year ended February 29, 2020, and our future revenue may be similarly concentrated. Our largest customer, Comcast Cable, accounted for 45%, 35%, and 24% of our revenue for the fiscal years ended February 28(9), 2018, 2019, and 2020, respectively, and 17% for the nine months ended November 30, 2020. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. Although we typically enter into three-year contracts with our customers, after a specified period, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us. In particular, in connection with the COVID-19 pandemic, macroeconomic factors may affect our customers' desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, customers in the airline industry have had significant headcount reductions, which have resulted in, and are likely to continue to result in, a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our  member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further economic disruption as initial fiscal stimulus programs end and the COVID-19 pandemic continues to disrupt the economy. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. During the second calendar quarter of 2020, we agreed to deferred payment plans with certain of our customers in industries most severely impacted by the COVID-19 pandemic. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of our largest customers decline, our credit risk could increase. In one case, a smaller customer has filed for Chapter 11 bankruptcy and terminated its health plan and associated Accolade services as of October 31, 2020. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

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

We price our services based upon a per-member-per-month (PMPM) fee times the number of eligible members, typically with a portion of the PMPM fee fixed (base PMPM fee) and the remainder of the fee variable (variable PMPM fee). Revenue from variable PMPM fees can be earned through either, or a combination of, the achievement of certain performance metrics or the realization of healthcare savings resulting from the utilization of our services. Although we have typically achieved these performance metrics and realization in savings of healthcare spend, resulting in our earning over 95% of the aggregate maximum potential revenue under our customer contracts (measured on the corresponding calendar year basis in fiscal years 2018, 2019, and 2020), our revenue and financial results in the future may be variable based on whether we earn this performance-based revenue. For example, there has been lower healthcare utilization during the COVID-19 pandemic, which could result in lower engagement with Accolade services than expected and put our ability to meet certain performance metrics at risk. In addition, since our customers typically pay the full PMPM fee in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows. Under U.S. generally accepted accounting principles (GAAP), we recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. The majority of the fees we earn are considered to be variable consideration under GAAP. We typically invoice our customers on a periodic basis for the base PMPM fees and variable PMPM fees in advance of performing the services, and these advances are classified as deferred revenue on our consolidated balance sheet until such time that the associated revenue can be recognized. As of November 30, 2020, we had $33.1 million of deferred revenue recorded as a liability on our consolidated balance sheet. Due to the need for us to satisfy performance metrics and healthcare savings requirements, deferred revenue at any particular date may not be representative of actual revenue for any current or future period.

If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 759 as of February 28, 2017 to approximately 1,230 as of November 30, 2020. Most of our employees have been with us for fewer than three years as a result of our rapid growth. We believe that our mission-driven culture has been an important contributor to our success, which we believe fosters empathy, innovation, teamwork, and passion for providing high levels of customer satisfaction and member engagement. If we fail to successfully integrate, develop, and motivate new employees, it could harm our mission-driven culture. In addition, as we grow and develop the infrastructure of a public company, we may find it difficult to maintain the important aspects of our mission-driven culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

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

We expect to derive a significant portion of our revenue from the renewal of existing customers' contracts and sales of additional solutions to existing customers. As part of our growth strategy, for instance, we have recently focused on expanding our solutions among current customers. For example, we previously launched Accolade Boost, which leverages our technology platform's decision influence models to identify member population segments for multichannel messaging to encourage additional engagement and member utilization of benefit programs, and our Trusted Supplier Program, which simplifies a customer's vetting and procurement processes for point solutions (including financial, information security, and clinical audits). More recently, we launched Accolade COVID Response Care, a service that helps employers manage their return to work programs, and Mental Health Integrated Care, which expands our members' access to mental health coaching, virtual therapy, and virtual psychiatry and deeply integrates these services with the physical health support provided by the Accolade care team. Achieving a high customer retention rate and selling additional applications and solutions are critical to our future business, revenue growth, and results of operations. Factors that may affect our retention rate and our ability to sell additional applications and solutions include the following:

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

In the ordinary course of our business, we collect, store, use, and disclose sensitive data, including protected health information (PHI), and other types of personal data or personally identifiable information (PII). We also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information, including that of our customers and members. We manage and maintain our technology platform and data utilizing a combination of on-site systems, mobile applications, managed data center systems, and cloud-based computing center systems. We are highly dependent on information technology networks, mobile applications, and systems, including the Internet, to securely process, transmit, and store this critical information. This is particularly true as our workforce is currently working remotely related due to the COVID-19 pandemic. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers, and similar breaches, and employee or contractor error, negligence, or malfeasance, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information, causing member health information to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, and transmission of customer and member information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Our technology platform also utilizes artificial intelligence and machine learning technology to provide services, and this technology is susceptible to cybersecurity threats, as PHI, PII, and other confidential and sensitive information may be integrated into the platform. Because of the sensitivity of the PHI, other PII, and other confidential information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our solutions, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy.

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

In May 2020, we announced a new offering, Accolade COVID Response Care, to provide a comprehensive solution for current and ongoing needs of our customers as they reopen and rebuild their businesses. We may be subject to increased liability exposure from our customers or their members as we assist our customers in managing our customers' return to workplace programs, including programs related to diagnostic and antibody testing. Accordingly, there is the potential for increased liability exposure to Accolade, including as related to an employer's decision not to permit an employee to return to the workplace based on our service or if one of our customers has an outbreak of COVID-19 despite using our solution to plan their reopening.

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

The market for private health insurance in the United States is evolving and, as our customers are primarily employers that deploy our offerings to employees and their families, our future financial performance will depend in part on the growth in this market. Changes and developments in the health insurance system in the United States could reduce demand for our existing and future offerings and harm our business. For example, there has been an ongoing national debate relating to the healthcare reimbursement system in the United States. Some elected officials have introduced proposals that would create a new single payor national health insurance program for all United States residents; others have proposed more incremental approaches, such as creating a new public health insurance plan option as a supplement to private sources of coverage. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or require such benefits to be taxable are adopted, the subsequent impact on the workplace benefits provided by our customers may in turn have an adverse effect on our business and results of operations.

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

Our existing and future offerings, as well as our business activities, including our relationships with our commercial partners and customers, are or may be in the future subject to a complex set of regulations and rigorous enforcement, including by the HHS, Office of the Inspector General and Office of Civil Rights, U.S. Food and Drug Administration (FDA), U.S. Department of Justice, and numerous other federal and state governmental authorities. There is also rapidly changing COVID-19 guidance from the Centers for Disease Control and Prevention (CDC), state health organizations, the U.S. Equal Employment Opportunity Commission, the Department of Labor, the Occupational Safety and Health Administration, and others, especially as it relates to our new offering, Accolade COVID Response Care. In addition, our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Certain aspects of our business model may also trigger scrutiny under healthcare and related laws. Federal and state healthcare and related laws and regulations that may now or in the future affect our ability to conduct business include:

●             HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of protected health information on certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that access or otherwise process individually identifiable health information on their behalf as well as their covered subcontractors. HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

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

●             the federal Physician Payments Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and, beginning in 2022, certain transfers of value made in the prior year to additional health care providers such as physician assistants and nurse practitioners; and

●             state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Numerous state, federal, and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We are considered a business associate under HIPAA, and we execute business associate agreements with our customers, subcontractors, and trusted suppliers. HIPAA requires covered entities and business associates, such as us, and their covered subcontractors to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.

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

The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the "Cadillac" tax on high-cost employer-sponsored health coverage and medical device tax that were mandated by the Affordable Care Act and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made.  It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

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

Additionally, the introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state medical board licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our existing and future offerings from being offered to partners, customers and members, which could harm our business. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the reductions to Medicare payments to providers of 2% per fiscal year from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Additionally, the Trump administration issued an executive order on August 3, 2020 directing CMS to propose a regulation extending Medicare coverage for certain telemedicine services provided to certain Medicare beneficiaries beyond the duration of the COVID-19 public health emergency. The likelihood of implementation of any of the other Trump administration reform initiatives is uncertain, particularly in light of the recent presidential election. Further, we expect that additional healthcare reform measures will be adopted in the future, which could impact our business. For example, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

As of February 29, 2020, we had U.S. federal net operating loss carryforwards (NOLs), of $272.8 million and state NOLs of $258.9 million. Under the Tax Act, as modified by the CARES Act, unused NOLs for the tax year ended February 29, 2020 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated in taxable years beginning after December 31, 2017, which would be our tax year ending February 28, 2018 and thereafter, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible in the case of NOLs arising in taxable years ending after 2020 to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. As a result, if we earn net taxable income in future years, our NOLs arising in tax years ending February 28, 2018 and earlier may expire prior to being used and our NOLs generated in later tax years will be subject to a percentage limitation in tax years beginning after 2020. In addition, under the CARES Act, corporate taxpayers may carryback net operating losses originating in taxable years beginning after 2017 and before 2021 for up to five years, which was not previously allowed under the Tax Act. Under Sections 382 and 383 of the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs and other tax attributes and to offset its post-change income and taxes may be limited. In general, an "ownership change" occurs if there is a cumulative change in our ownership by "5% stockholders" that exceed 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our initial public offering or as a result of future events, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of one of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California recently suspended the ability to use NOLs and certain tax research credits for a period of time to offset taxable income for California state tax purposes in taxable periods beginning after 2019 and before 2023.  For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.

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

Our executive officers and directors are subject to market standoff agreements with us or have entered into lock-up agreements with the underwriters for our follow-on public offering agreeing, subject to certain exceptions, not to, without the prior written consent of Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, and BofA Securities, Inc., on behalf of the underwriters, dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our capital stock for a period of 90 days after the date of our Final Prospectus for our follow-on offering, dated as of October 21, 2020  and filed with the SEC, pursuant to Rule 424(b)(4) on October 22, 2020. When the lock-up period in the lock-up agreements expires, our locked-up security holders will be able to sell our shares in the public market, subject in some cases to the volume and other restrictions of Rule 144. In addition, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, and BofA Securities, Inc., on behalf of the underwriters, may release all or some portion of the shares subject to the lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares, or the perception that such sales may occur, upon expiration of, or early release of the securities subject to, the lock-up agreements, could cause our stock price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Stockholders owning an aggregate of up to approximately 20.7 million shares are entitled, under our registration rights agreement, to require us to register shares owned by them for public sale in the United States. Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

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

Our executive officers, directors, and holders of 5% or more of our common stock collectively beneficially own approximately 41.2% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our executive officers, directors, and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 41.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of November 30, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.

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

These exclusive-forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If any other court of competent jurisdiction were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, the Court of Chancery of the State of Delaware determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision was reviewed and ultimately overturned by the Delaware Supreme Court in March 2020.

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

General Risk Factors

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

The Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020, and subsequently in December 2020, the Continued Assistance for Unemployed Workers Act of 2020 (CARES Act II) was signed into law, extending certain provisions of the CARES Act and making other changes to the Tax Act. The CARES Act and CARES Act II modify certain of the changes made by the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act, as amended by the CARES Act and CARES Act II, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as amended by the CARES Act and CARES Act II, or any newly enacted federal tax legislation.

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

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the information contained in their reports. Securities and industry analysts may cease to publish research on our business or publish  negative coverage. If one or more analysts commence coverage of us and publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, financial condition, operating performance, industry, or end-markets, or downgrade our common stock, our share price could decline. In addition, if a majority of these analysts cease coverage of our company or fails to regularly publish reports about us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

Not applicable.

(b) Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Accolade, Inc.	8-K	001-39348	3.1	July 10, 2020

3.2	Amended and Restated Bylaws of Accolade, Inc.	S-1/A	333-236786	3.4	February 28, 2020

10.1	Second Amendment to Credit Agreement dated September 11, 2020 by and among Accolade, Inc., Comerica Bank and Western Alliance Bank	10-Q	001-39348	10.8	October 14, 2020

10.2	Third Amendment to Credit Agreement dated November 6, 2020 by and among Accolade, Inc., Comerica Bank and Western Alliance Bank.	8-K	001-39348	10.1	November 9, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

*This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCOLADE, INC. (Registrant)

Date: January 7, 2021	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Director (Principal Executive Officer)

Date: January 7, 2021	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial and Accounting Officer)