Form 10-K
period 2021-02-28
Accolade, Inc.
filed 2021-05-07
CIK 1481646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $960.2 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Select Market reported for such date. Excludes an aggregate of 20,700,918 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of April 30, 2021, 58,670,773 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2021 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements include information related to our financial performance and possible or assumed future results of operations and expenses, our outlook, business strategies and plans, business environment, market size, product capabilities, timing of new product releases, the impact of our focus areas and key initiatives, and potential future growth. Forward-looking statements include all statements that are not historical facts.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Item 1A—Risk Factors”, below.

•	We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

•	We derive a significant portion of our revenue from our largest customers. Our largest customer, Comcast Cable, accounted for 16% and 24% of our revenue for the fiscal years ended February 28(29), 2021 and 2020, respectively. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

•	We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

•	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

•	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

•	Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality and due to the fact that a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings.

•	If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

•	If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistant, clinical, and various product and technology roles, our business could be adversely affected.

•	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations.

•	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

•	The Coronavirus Disease 2019 (COVID-19) pandemic may significantly disrupt our operations and negatively impact our business, financial condition, and results of operations.

•	If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business could be harmed.

Part I

Item 1. Business

Our Mission

We envision a world where every person can live their “healthiest life” — a concept that encompasses physical, emotional, financial, and professional wellness. Our mission is to empower people through expertise, empathy, and technology to make the best decisions for their health and well-being.

Business Overview

We provide personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. Our innovative platform combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians (including nurses, physician medical directors, and behavioral health specialists). We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our platform dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

The U.S. healthcare system is complex and places significant strain on consumers, who struggle to effectively use their healthcare and benefits, make informed decisions about their health, and navigate the fragmented network of providers and third-party benefit programs. The COVID-19 global pandemic has only served to further exacerbate the complexity and frustration faced by consumers, as they seek information about the availability and accuracy of virus and antibody testing, seek information about vaccinations, or face limits on their ability to access traditional care safely. Partly as a result of these challenges, the payers of healthcare, including managed care companies, the government, employers, and consumers, face significant and rising costs. For large employers in particular, the direct costs are substantial: the total annual employer cost for healthcare is estimated at more than $10,000 per employee. Employers also bear indirect costs in the form of absenteeism, decreased productivity, and diminished morale, all potentially intensified during times when their employees are forced to work remotely due to threats to public health. Despite the significant and growing spend on care, health outcomes are not improving, and misaligned incentives among key constituents thwart meaningful change. A suboptimal consumer experience persists.

We believe the most effective way to improve health outcomes and control cost is to help consumers make better, data-driven healthcare and benefits-related decisions. Based on this belief, we have developed a differentiated platform to support and influence consumer decision-making that is built on a foundation of mission-driven people and purpose-built technology:

●	Accolade Health Assistants. Our Accolade Health Assistants are highly trained professionals who develop trusted relationships with our members and serve as their primary and ongoing point of contact for all issues related to healthcare and benefits.
●	Clinicians. Our clinicians include registered nurses, physician medical directors, pharmacists, behavioral health specialists, and women’s health specialists. Our nurses have deep expertise across a wide variety of specializations. Further, through our acquisition of 2nd.MD described below, we contractually engage physicians to provide second opinion consultation services. We do not currently provide medical care or establish patient relationships with our members, however that may change following our acquisition of PlushCare, as further described below.

●	Technology. Our technology platform was designed to deliver highly personalized member experiences at scale, leveraging data and machine learning to derive actionable insights, optimize our care teams’ workflows, and accelerate the pace of our innovation. We ingest and link disparate data points to Accolade-generated data to create a 360-degree member view which our Accolade Health Assistants and clinicians access in our purpose-built member CRM tool, InView. Our secure, open technology platform supports our continuous innovation and the development of additional capabilities to benefit our members.

Developing trusted relationships positions us to positively influence members’ healthcare and benefits-related decision-making and ultimately deliver on our value proposition.

Through trusted, ongoing engagement, we can meaningfully influence member decisions and help increase valuable healthcare utilization (e.g., primary care visits, prescription refills) and reduce wasteful healthcare utilization (e.g., unnecessary emergency room visits, hospital readmissions, excessive inpatient stays). We further enhance the member experience by educating members on relevant, available benefits, such as wellness programs and telemedicine. In raising awareness of these benefits and seamlessly integrating them into our platform, we can significantly increase their utilization rates.

Our investments in a scalable technology platform have enabled us to implement a multi-offering strategy that meets the diverse needs of our existing and prospective customers. Buyers of our offerings have varying priorities and appetites for change to their existing health and benefits packages, and we have therefore developed a solutions portfolio that is designed to support a range of integrations for employers of all sizes. Our most comprehensive offering, Accolade Total Health and Benefits, is a population health solution that provides fully integrated healthcare navigation and benefits management and can be tailored to the unique needs of a given employer’s subpopulation. Our technology platform has enabled us to unbundle aspects of this comprehensive offering to create two additional standalone offerings: Accolade Total Benefits and Accolade Total Care. We have further leveraged our technology platform to develop add-on offerings, such as Accolade Boost and our Trusted Supplier Program — as well as, recently, Accolade COVID Response Care and Mental Health Integrated Care — that target specific challenges faced by our customers.

Recent Acquisitions

In March 2021, we acquired Innovation Specialists, LLC d/b/a 2nd.MD (2nd.MD), a leading expert second opinion consultation and health care decision support company based in Houston, TX. 2nd.MD provides a service that allows members to access board-certified national experts across the country for high-value consultations in a real-time video call or by phone in order to provide the member with a rapid second opinion on their medical condition enabling the member to make more informed decisions regarding significant and high-cost care decisions, such as whether to have surgery or elect to have a specific treatment.

In April 2021, we entered into a definitive agreement to acquire PlushCare, Inc., a leading provider of virtual primary care and mental health treatment. The addition of a primary care team will extend our ability to improve clinical health outcomes for members and deliver additional cost savings for employers. Under the terms of the agreement, the purchase price of up to $450 million will consist of $40 million in cash, $340 million in Accolade common stock, and up to an additional $70 million payable in Accolade common stock upon the achievement of defined revenue milestones following the closing. The transaction is expected to close in early June, subject to customary closing conditions.

Competitive Strengths

Our operational and financial success is based on the following key strengths:

Commitment to a differentiated member engagement model. We fundamentally believe in engaging the entire member population to have a sustainable impact on health outcomes and cost. This stands in contrast to the historic industry norm of engaging only the highest-cost, sickest patients with the most complex needs. To do this, we have built a platform to engage with each customer’s eligible member population, build trusted relationships with members, and leverage those relationships to deliver important healthcare interventions when they matter the most.

Highly qualified and empathetic team with deep clinical experience. Our engagement model integrates “human touch” with a proprietary technology platform to encourage better outcomes for our members. While the right mix of experience and skills is critical, all care team members must demonstrate empathy to be hired, and maintain it to be retained.

Long-term strategic partner to our customers. We are engaged by employers to solve real issues around the design, coordination, and utilization of their employee benefits programs. Because we help their employees live their healthiest lives, our customers view us as a strategic partner that can provide population health insights and help them manage healthcare benefit costs and complexity, including, crucially, how to ensure the safety of employees returning to the workplace during a pandemic.

Significant investment in our purpose-built, scalable technology platform. Our offerings are built on an open, cloud-based intelligent platform designed to deliver a highly personalized member experience. Our platform is built for scale — architected to deliver repeatable results and high service levels at a sustainable cost to serve — and leverages extensive data ingestion capabilities and artificial intelligence to derive predictive analytics, deliver targeted population health insights, and recommend the right care intervention for our members at the right time.

Attractive operating model supported by a PMPM recurring revenue model, providing a high degree of visibility. As of February 28, 2021, we had 112 customers that collectively purchase access to our solutions for more than 2.1 million members. We principally generate revenue from our customers on a recurring PMPM fee basis, with contracts averaging three years in length, which together provide us with significant revenue visibility. Our ability to deliver significant and measurable return on investment for our customers in the form of improved clinical and financial outcomes has led to a gross dollar retention of 99%, 99%, and 95% for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively.

Deeply experienced management team dedicated to cultivating a mission-driven culture. Our senior leadership team has extensive healthcare, technology, and business-scaling expertise from decades of leadership experience at world-class organizations. Our senior management team has a long track record of working together, both at Accolade and at previous firms, with some members of our senior leadership team having worked together for over 20 years. We share our mission with the dedicated and passionate people that we employ, and our culture is a driving factor in our ability to attract and retain top talent.

Our Growth Strategy

Key elements of our growth strategy include:

Grow our customer base. We believe there is a substantial opportunity to further grow our customer base in our large and under-penetrated market that includes thousands of self- and fully-insured employers in the United States with 500 employees or more. Our sales and marketing team draws on advanced demand-generation strategies to reach and educate the market about our offerings and increase the opportunities to grow our customer base. We maintain a cohort of highly referenceable customers in support of new customer acquisition.

Retain and expand relationships with our customers. By delivering measurable outcomes to our customers, we can achieve strong customer retention, which enables us to expand and deepen these relationships. Accolade Boost, our Trusted Supplier Program, Accolade COVID Response Care and Mental Health Integrated Care are examples of new add-on offerings that target specific challenges faced by our customers, complement our existing solutions, and provide cross-sell opportunities to drive incremental revenue. As we build upon our trusted partner status with these customers, we have the opportunity to cross-sell our additional capabilities. In addition, we believe we will be able to upsell a portion of those customers purchasing either our Accolade Total Benefits or Accolade Total Care offerings to more comprehensive offerings, namely Accolade Total Health and Benefits, as they see tangible cost and engagement benefits from their initial purchases.

Invest in technology. We have made significant investments in our technology platform to expand our capabilities with respect to how we engage with our members and deliver our solutions and care interventions. By leveraging our technology in areas such as machine learning, predictive analytics, and multimodal communication, we believe we can generate more efficiencies in our operating model while simultaneously improving our ability to deliver better health outcomes and lower costs for both our members and our customers.

Continue to develop new offerings. We are constantly innovating to enhance our model and develop new offerings, including our recently introduced standalone offerings, Accolade Total Benefits and Accolade Total Care. Our ability to act as a trusted advisor to our members and customers positions us to identify new opportunities for additional offerings that can meet their existing and emerging needs. Our open technology platform also allows us to efficiently add new applications on top of our existing technology stack, such as Accolade Boost, our Trusted Supplier Program, Accolade COVID Response Care and Mental Health Integrated Care. In addition, in July 2019, we acquired MD Insider in order to enhance our offerings by gaining access to experiential and performance insights on providers across the healthcare system. We believe that, as we expand our customer base and enter into new markets, we will be adept at identifying and deploying innovative new solutions, whether developed internally or through acquisitions. In March 2021, we acquired 2nd.MD in order to provide our members with an expert medical consultation and medical decision support service that allows members to access board-certified national experts across the country for high-value medical consultations in a real-time video call or by phone. The 2nd.MD service provides a member with a rapid second opinion on their medical condition enabling the member to make more informed decisions regarding significant and high-cost care decisions, such as whether to have surgery or elect to have a specific treatment.

Expand into adjacent markets. We see significant additional opportunity in adjacent markets, including expanding with the TRICARE population and working with other government-sponsored health plans, such as Medicare Advantage and Managed Medicaid (as well as traditional Medicare and Medicaid), along with those administered by Veterans Affairs. Our focus and experience in the navigation and coordination of benefits and healthcare, coupled with our technology investments, position us to take advantage of emerging healthcare trends surrounding care coordination and value-based care initiatives. We believe that we can leverage our existing platform and scalable solutions to successfully expand into these markets.

Opportunistically pursue partnerships. We have historically integrated new and complementary capabilities into our offerings by forming strategic partnerships and other relationships with third parties. We believe our partners choose us because of our entrepreneurial and collaborative culture and dedication to continuous innovation. For example, in March 2019 we partnered with Humana to form a joint go-to-market strategy that integrates our respective capabilities to create a differentiated healthcare and benefits experience for employees and employers. In addition, in February 2020, we entered into a strategic relationship with Change Healthcare Holdings LLC (Change Health) to increase each party’s capabilities for serving its customers and members. More recently, we announced a partnership with Ginger, the leader in on-demand mental healthcare, to bring to market Mental Health Integrated Care, an offering that expands our members’ access to mental health coaching, virtual therapy, and virtual psychiatry and deeply integrates these services with the physical health support provided by the Accolade care team.

Our Clinical Philosophy

We believe health outcomes are improved and overall healthcare spend is lowered when personalized care guidance and coordination are effectively delivered. Our clinical philosophy governs the ways we help members as they contemplate and consume care. Increasing healthcare spend is a lagging indicator of the need for support — our engagement model seeks to engage all members, regardless of healthcare spend or the complexity of medical needs, and support them as early as possible in their care journeys.

Our Offerings

We have developed a continuum of offerings to address the market’s varied perspectives on how best to improve healthcare and benefits utilization, along with buyers’ varying appetites for change. All of our offerings have been built on the same technology stack, meaning each is capable of fully leveraging our integrated platform — combining people and technology to deliver value to our customers. We can unpack and combine our capabilities into differentiated bundles, while maintaining scale and efficiency by operating on a single platform.

Overview of Accolade’s Multi-offering Strategy

Accolade Total Health and Benefits is our most comprehensive offering. We have also introduced two additional offerings, Accolade Total Benefits and Accolade Total Care, which package components of Accolade Total Health and Benefits into more targeted, lower-cost solutions with simpler implementations. 2nd.MD’s expert medical consultation service also may be offered on a standalone basis or incorporated as a capability into one or more of Accolade’s core offerings.

Accolade Total Benefits

Accolade Total Benefits is designed for employers with low employee adoption of healthcare and benefits programs that have a preference for keeping their existing carrier arrangement fully intact. Accolade Total Benefits tackles the challenge of low adoption by making information and access to benefits readily available, digestible, and actionable.

Accolade Total Care

Accolade Total Care is designed for employers that are focused on influencing the actual interactions between employees and their providers and are also interested in care management services, but that do not want to disrupt their existing arrangement with their carrier. Accolade Total Care builds on our Accolade Total Benefits offering by adding more personalized support for employees and their enrolled dependents to guide them to the best care options and providers within the scope of their benefits.

Accolade Total Health and Benefits

Accolade Total Health and Benefits offers our full suite of solutions: the simplified, synthesized experience of Accolade Total Benefits and the high-touch clinical guidance of Accolade Total Care, along with comprehensive population health management. Accolade Total Health and Benefits is for employers who are willing to adjust their historical arrangements with their carriers in order to authorize Accolade to deliver member and provider services. In Accolade Total Health and Benefits, Accolade is deeply embedded into the flow of members’ healthcare consumption and is well-positioned to adapt to members’ evolving needs. Accolade Total Health and Benefits includes a host of clinical programs, including treatment decision support, chronic care, maternity management, complex case management, and behavioral health support.

Accolade has developed additional add-on solutions, including Accolade Boost, the Trusted Supplier Program, and integrated care programs, such as Mental Health Integrated Care that directly address the pronounced need among our employer customers for help with overall benefits management.

Our Technology Platform

With great conviction that technology can help scale and optimize the Accolade engagement model, we began making substantial investments to create an industry-leading, open, cloud-based platform in 2016. This technology platform, built utilizing artificial intelligence, microservices, and data analytics, enables us to deliver personalized experiences to our full member population throughout their healthcare journeys. We have established a highly experienced Product & Technology organization comprised of over 220 individuals. Our technology team has extensive experience in machine learning, artificial intelligence, data science, engineering, and product management.

In order to fuel our machine learning processes, we have made a concerted effort to source what we view as a massive, powerful, and differentiated data set. We pair Accolade data (encounter and activation history, conditions/medications/procedures, barriers to care, assessment responses, care plans) with the data we ingest from:

●	our employer customers (eligibility and membership data);
●	carriers and pharmacy benefits managers (claims data, plus benefit plan and formulary details);
●	providers (verification of benefits and eligibility checks, pre-authorizations, and utilization management discharge instructions);
●	the Centers for Medicare & Medicaid Services (CMS) and commercial insurers (billions of claims, comprehensive provider directories, and price data); and
●	ecosystem partners (registrations, interactions, assessments/care plans).

With this combination of data, we are able to apply machine learning tactics to generate predictive insights about our members. For example, we calculate various scores for members that quantify their relationship with us, overall health status, and their propensity to take a desired action. These scoring techniques inform recommended actions for our Accolade Health Assistants and clinicians that are surfaced to InView, as well as recommendations delivered directly to our members as part of our activation capabilities and/or self-service.

Our Go-to-Market Strategy

We employ a multipronged go-to-market strategy to drive adoption of our solutions. We have strategically curated our offerings portfolio to ensure we have a compelling value proposition at an appropriate price point that resonates with each specific customer segment.

Sales Organization. We principally sell our solutions through our direct salesforce and have invested meaningfully in creating a scaled and focused team to capture the new customer growth opportunities. Our field sales professionals are organized by account size, region, and existing versus prospective customers. This organizational structure enables us to deliver context-specific, tailored messaging that resonates with each customer segment. Our sales team possesses deep domain expertise in health benefits management and boasts long-term relationships with key decision makers within our prospective customer organizations. We believe the effectiveness of our sales organization is evidenced by growing adoption of our platform by large strategic customers, as well as strong recent traction with enterprise and mid-market customers where we see meaningful additional revenue opportunity.

Customer Partnerships Organization. Our customer partnerships team provides strategic insights, point solutions recommendations, and day-to-day account support to our customers. The team is focused on deepening existing customer relationships and cross-selling new offerings where appropriate. This organization is comprised of dedicated customer support teams to serve each customer’s specific needs and also focuses on deepening existing customer relationships through sales of our new offerings.

Strategic Partnerships. We selectively form partnerships to further drive customer acquisition and adoption of our personalized, technology-enabled solutions platform. For example, in March 2019, we partnered with Humana and formed a joint go-to-market strategy, which we launched in two initial geographic markets. In October 2019, concurrent with a $20 million preferred stock investment from Humana, we expanded our partnership to add a broader base of solutions targeting self- and fully insured customer prospects and significantly expand our target geographic markets.

In addition, in February 2020, we entered into a strategic relationship with Change Health to increase each party’s capabilities for serving its customers and members. The arrangement includes the joint development of new and improved capabilities and service agreements to expand datasets available to Accolade for various analytics to better support members. In connection with the Change Health transaction, we issued Change Health 251,211 shares of our common stock as partial consideration for the relationship, subject to vesting requirements.

We believe the breadth of our go-to-market and distribution strategy enables us to reach customers of nearly every size across markets.

Marketing

We generate customer leads, accelerate sales opportunities, and drive brand awareness through our marketing programs. Our marketing programs target benefits and finance executives, senior business leaders, health professionals, brokers, consultants, third-party administrators, and suppliers.

In addition to our direct sales organization, we maintain relationships with a range of third parties including brokers, benefits consultants, third-party administrators, and trusted suppliers. These partners supplement our direct sales force and help sell our offerings into select end markets by way of warm introductions and advice as we field prospective customers’ requests for proposals. We have developed strong relationships with our partners and have a well-established reputation within our partner community. We proactively educate our partners on our solutions and value proposition to ensure we are appropriately represented to prospective customers.

Competition

We believe no single competitor offers a similarly comprehensive platform combining personalized, technology-enabled solutions with highly trained professionals. However, we have experienced and expect to continue to experience competition from a number of companies, including those who are well-established and may have greater resources, and those who may become meaningful competitors in the future. Our competitors generally fall into three categories: large health plans that provide member and provider services, such as the Blue Cross Blue Shield health plans (e.g., Anthem), Cigna, UnitedHealth Group, and Aetna; traditional advocacy and navigation companies, such as Quantum Health and Health Advocate; and an emerging cohort of companies that traditionally provided adjacent and/or exclusively digital services and are increasingly adding some version of navigation support to their offering, most notably Grand Rounds, Amino, Alight (Compass), and Castlight. We believe the primary competitive factors for our industry include:

●	level of member engagement;
●	ability to influence members to improve health and financial outcomes;
●	level of customer and member satisfaction;
●	ease of integration with employer benefits programs;
●	price;
●	breadth and depth of platform functionality;
●	modern and open technology supporting integration with third-party applications;
●	ability to recruit and retain skilled employees and clinicians;

●	access to and ability to derive insights from large, disparate data sets;
●	advanced analytics capabilities to create personalized recommendations;
●	brand awareness and reputation;
●	regulatory compliance; and
●	ability to rapidly innovate and respond to changing customer needs and legislative developments.

While certain of our competitors may have greater resources, recognition, larger customer bases, or longer-standing offerings, we believe that we compete favorably against our competitors based on these criteria. We believe that our platform dramatically improves member experience, encourages better health outcomes, and lower costs for both our members and our customers. As our market grows and continues to evolve through technology or regulatory-driven changes, we expect it will continue to attract interest from existing larger companies who may be able to invest more resources in solutions development and sales and marketing while leveraging their existing relationships, as well as interest from new entrants, who could introduce new solutions.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, intellectual property assignment agreements, confidentiality procedures, nondisclosure agreements, and employee nondisclosure and invention assignment agreements to establish and protect our proprietary rights.

These intellectual property rights and procedures may not prevent others from creating a competitive technology platform or otherwise competing with us. We may be unable to obtain, maintain, and enforce the intellectual property rights on which our business depends, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.

We continually review our product and technology efforts to assess the existence and patentability of new intellectual property, and have been granted several patents in the United States and continue to prosecute several pending patent applications in the United States. We have several registered trademarks in the United States.

Government Regulation

HIPAA and Other Privacy and Security Requirements

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include the Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH). HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. We are considered a business associate under HIPAA. As such, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by HHS and our customers. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HHS is required under HIPAA to establish a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator, which is yet to be publicly proposed or implemented. HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Likewise, California enacted legislation in 2018 that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (CCPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. In effect since January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. It remains unclear what, if any, modifications will be made to the draft regulations that have been released or how the CCPA will be interpreted. As currently written, the CCPA could impact our business activities depending on how it is interpreted.

There are numerous other federal, state, and foreign laws and regulations that protect the confidentiality, privacy, availability, integrity, and security of PHI and other types of PII. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules, and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and our customers and potentially exposes us to additional expense, adverse publicity and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules, or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business.

Other Health Care Laws

Our business activities are subject to a complex set of regulations and rigorous enforcement, including by the Food and Drug Administration (FDA), U.S. Department of Justice, U.S. Department of Health and Human Services (HHS), Office of the Inspector General and Office of Civil Rights, and numerous other federal and state governmental authorities. In addition, our employees, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare laws and regulations that may affect our ability to conduct business include:

●	HIPAA, as amended by HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security, and transmission of protected health information on certain healthcare providers, health plans and healthcare clearinghouses, their business associates as well as their covered subcontractors that access or otherwise process individually identifiable health information on their behalf; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	state laws governing professional licensure, the corporate practice of medicine and other healthcare professions and related fee-splitting laws;
●	the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the CMS programs, including Medicare and Medicaid;
●	the federal civil false claims laws, including the federal False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the federal Physician Payments Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (collectively, the Affordable Care Act), and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;
●	Federal Food, Drug, and Cosmetic Act (FDCA), which requires, among other things, manufacturers of medical devices, including certain software technology companies, to comply with requirements related to pre-market clearances, approved labeling, medical device adverse event reporting, and on-going post-market monitoring and quality assurance;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and
●	federal and state laws and regulations regarding: (i) the corporate practice of medicine and other health care professions, the provision of management or administrative services in connection with practice of medicine and other health care professions, employment of professionals by non-professionals, professional fee splitting; (ii) professional licensing and standards of professional conduct; (iii) the provision of telemedicine, telehealth or other health care services, including medical record retention requirements; and (iv) the billing, submission, or collection of claims or payments for healthcare services.

The Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Further, our operations may subject us to various laws relating to the licensure and corporate practice of a health care profession. These laws, in particular, vary greatly by state and are subject to broad interpretations by regulators.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties.

If our operations are found to be in violation of any of the federal or state laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages and fines, disgorgement, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment and exclusion from participation in government programs, such as Medicare and Medicaid, as well as contractual damages, curtailment of our business activities, and reputational harm.

Additionally, in the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, including the proposed modification to some of the aforementioned laws. We expect there to continue to be a number of healthcare-related legislative initiatives that may significantly affect the healthcare industry, particularly in light of the new presidential administration. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry.

Employees and Human Capital Resources

Our employees are critical to our success. We share our mission with the dedicated and passionate people that we employ, and our culture is a driving factor in our ability to attract and retain top talent. We foster a culture of transparency and alignment whereby we educate our employees on how their contributions each day drive us toward the achievement of our mission. We work together to solve complex problems, and we strive to “do well and do good.”

Oversight and Management

Our Board of Directors and Board committees provide oversight on certain human capital matters, including our Inclusion and Diversity programs and initiatives, and are updated periodically by our executive management and our People and Culture team. Our People and Culture team is principally tasked with identifying and recruiting a highly skilled, empathetic and diverse workforce aligned with our mission of changing healthcare and supporting our members and customers. Diversity and inclusion, inclusive of pay equity, is a focus of our human capital management programs, as is enabling high levels of employee engagement and professional development and advancement.

We regularly conduct anonymous surveys to seek feedback from our employees on a variety of topics, including but not limited to, their engagement with and joy in their roles, whether they intend to remain at the company, confidence in company leadership, career growth opportunities and improvements on how we can make the company a more desirable place to work and grow. The results are shared with our employees and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to such survey results.

Overview of our Team

As of March 31, 2021, we had approximately 1,720 employees, including approximately 320 employees through our acquisition of 2nd.MD.  Our largest group of employees are in our front line care teams comprised of our Accolade Health Assistants, Clinicians (including nurses, pharmacists, and medical directors), and other service and operations team members. Other groups are comprised as follows: Product and Technology, Field Operations, including sales and marketing, Solutions and Growth, and General and Administration roles.

Our three largest offices are located in Seattle, Washington, Plymouth Meeting, Pennsylvania, and Scottsdale, Arizona.  We also have concentrations of employees in Santa Monica, California, Atlanta, Georgia, and Prague, Czech Republic, as well as a number of employees who work from home in various States. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Our largest group of employees in our front line care teams, including our Accolade Health Assistants and clinicians who serve our members and customers, are highly trained professionals who develop trusted relationships with our members and serve as their primary and ongoing point of contact for myriad issues related to healthcare and benefits as part of our services. We employ individuals who demonstrate empathy and problem solving skills, and we hire from diverse professional backgrounds, including social work, teaching, customer care, and benefits. Our Accolade Health Assistants are trained in our proprietary engagement approach and leverage our integrated technology platform to provide data informed, personalized health and benefits support to members in friendly, straightforward terms. Our clinicians include registered nurses, physician medical directors, pharmacists, behavioral health specialists, and women’s health specialists, and have deep expertise across a wide variety of specializations. Our nurses work with our other clinicians to help members demystify their care needs through personalized, evidence based, and data driven protocols. We do not currently provide medical care or establish patient relationships with our members.

Total Rewards

We seek to retain our employees through appropriate incentives. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. Our Board of Directors, and particularly, our Compensation Committee, in consultation with executive management and our People and Culture team, are responsible for reviewing our total rewards packages, including compensation and health and welfare benefits.

As part of our total rewards programs, our employees are eligible to receive benefits including:

●	Comprehensive health benefits for all employees working an average of 30 hours or more per week, including medical, dental and vision plans with employer contributions.
●	Various employee assistance and health-related programs to provide our employees access to important health resources, including telehealth, mental health programs, and the Accolade for Accolade program that enables our employees to receive the Accolade service.
●	Comprehensive parental leave with up to 9 weeks of maternity leave, 9 weeks of bonding leave, and 4 weeks of phase-back time for all employee parents for new births, adoptions and foster placements.

●	Paid time off program, including an employee and family sick time program.
●	A COVID-19 program, including waived copays for telehealth visits related to COVID-19 and a Caregiver program to provide adapted schedules and leave to support working caregivers.
●	A 401(k) plan with pre- and post-tax contributions and an employer match, pre-tax commuter benefit, and access to a financial support navigation service.

We continually evaluate our total rewards programs to provide our employees a compelling suite of benefits aligned with their needs.

Corporate Information

We were formed under the laws of the state of Delaware in January 2007 under the name Accretive Care LLC, and we converted to a Delaware corporation under the name Accolade, Inc. in June 2010. Our principal executive offices are located at 1201 Third Avenue, Suite 1700, Seattle, WA 98101, and we have co-headquarters at 660 West Germantown Pike, Suite 500, Plymouth Meeting, PA 19462. Our telephone number is (206) 926-8100. Our website address is www.accolade.com.

Available Information

We are required to file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, are available free of charge on our website at http://www.accolade.com. Information found on, or accessible through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K. These reports are posted as soon as reasonably practicable after we file them electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our common stock could decline.

Risks Related to Our Business and Industry

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses in every period since our inception. We incurred net losses of $50.7 million, $51.4 million, $56.5 million for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for the fiscal years ended February 28(29), 2021, 2020, and 2019, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

Historically, we have relied on a limited number of customers for a significant portion of our revenue. Our three largest customers (American Airlines, Comcast Cable, and Lowe’s) in the aggregate comprised 38% of our revenue for the fiscal year ended February 28, 2021, and our future revenue may be similarly concentrated. Our largest customer, Comcast Cable, accounted for 16%, 24%, and 35% of our revenue for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. Although we typically enter into three-year contracts with our customers, after a specified period, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers’ businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us. In particular, in connection with the COVID-19 pandemic, macroeconomic factors may affect our customers’ desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, customers in the airline industry have had significant headcount reductions, which have resulted in, and are likely to continue to result in, a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further economic disruption as initial fiscal stimulus programs end and the COVID-19 pandemic continues to disrupt the economy. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. During the second calendar quarter of 2020, we agreed to deferred payment plans with certain of our customers in industries most severely impacted by the COVID-19 pandemic. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of our largest customers decline, our credit risk could increase. In one case, a smaller customer has filed for Chapter 11 bankruptcy and terminated its health plan and associated Accolade services as of October 31, 2020. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

While we served our first customer in 2009, we have significantly altered our offerings and executive management team since 2015. Our limited operating history with respect to our current offerings and current executive management team makes it difficult to effectively assess or forecast our future prospects. For example, we recently began offering Accolade Total Benefits and Accolade Total Care, and our sales efforts with respect to these offerings may not be as successful as our sales of Accolade Total Health and Benefits and our historical primary offering. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers, retain existing customers and expand the scope of solutions we sell to new and existing customers. Furthermore, in pursuit of our growth strategy, we may enter into new partnerships to further penetrate our targeted markets and adoption of our solutions, but it is uncertain whether these efforts will be successful. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business may be harmed.

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

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

●	our ability to attract new customers and engage new members, and retain and engage with existing customers and members;
●	achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions;
●	the upfront costs in our customer, member and trusted supplier relationships;
●	the enrollment cycles and employee benefit practices of our customers;
●	the financial condition of our current and potential customers;
●	changes in our sales and implementation cycles;
●	introductions and expansions of our offerings, or challenges with their introduction;
●	changes in our pricing or fee structures or those of our competitors;
●	the timing and success of new offering introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors;
●	increases in operating expenses that we may incur to grow and expand our operations and to remain competitive;
●	our ability to successfully expand our business;
●	breaches of information security or privacy;
●	changes in stock-based compensation expenses;

●	the amount and timing of operating costs and capital expenditures related to the expansion of our business;
●	adverse litigation judgments, settlements, or other litigation-related costs;
●	changes in the structure of healthcare provider and payment systems;
●	changes in the legislative or regulatory environment, including with respect to healthcare, privacy, or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
●	the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;
●	changes in our effective tax rate;
●	our ability to make accurate accounting estimates and appropriately recognize revenue for our existing and future offerings;
●	changes in accounting standards, policies, guidance, interpretations, or principles;
●	instability in the financial markets;
●	general economic conditions, both domestic and international;
●	volatility in the global financial markets;
●	political, economic, and social instability, including terrorist activities and outbreaks of public health threats, such as coronavirus, influenza, or other highly communicable diseases or viruses, and any disruption these events may cause to the global economy; and
●	changes in business or macroeconomic conditions.

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

The timing of our sales, revenue, and cash flows is difficult to predict because of the length and unpredictability of our sales cycle. The sales cycle for our solutions from initial contact to launch varies widely by potential customer. Some of our potential customers, especially in the case of our prospective strategic and enterprise customers, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet the specific needs of their group health plan, employee benefits programs, corporate budgets, and other goals, which frequently involves evaluation of not only our solutions but also an evaluation of other available solutions. Such evaluations have in the past resulted in extended sales cycles that, due to changes in corporate objectives, leadership involved in the selection process, and other factors, may result in delayed or suspended decision-making in awarding the sale. In addition, our sales cycle may become more lengthy and difficult as a result of the travel restrictions and business interruptions caused by the COVID-19 outbreak, or if prospective customers slow down their decision-making about purchases due to the economic effects of COVID-19. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a potential customer’s internal procurement processes, which involve intensive financial, operational, and security reviews, and for which our solutions represent a significant purchase. In addition, the significance and timing of our offering enhancements, and the introduction of new products by our competitors, may also affect our potential customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized.

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

We price the majority of our services based upon a per-member-per-month (PMPM) fee times the number of eligible members, typically with a portion of the PMPM fee fixed (base PMPM fee) and the remainder of the fee variable (variable PMPM fee). Revenue from variable PMPM fees can be earned through either, or a combination of, the achievement of certain performance metrics or the realization of healthcare savings resulting from the utilization of our services. Although we have typically achieved these performance metrics and realization in savings of healthcare spend, resulting in our earning over 95% of the aggregate maximum potential revenue under our customer contracts (measured on the corresponding calendar year basis in fiscal years 2021, 2020, and 2019), our revenue and financial results in the future may be variable based on whether we earn this performance-based revenue. For example, lower healthcare utilization could result in lower engagement with Accolade services than expected and put our ability to meet certain performance metrics at risk. In addition, since our customers typically pay the full PMPM fee in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows. Under U.S. generally accepted accounting principles (GAAP), we recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. The majority of the fees we earn are considered to be variable consideration under GAAP. We typically invoice our customers on a periodic basis for the base PMPM fees and variable PMPM fees in advance of performing the services, and these advances are classified as deferred revenue on our consolidated balance sheet until such time that the associated revenue can be recognized. As of February 28, 2021, we had $26.3 million of deferred revenue recorded as a liability on our consolidated balance sheet. Due to the need for us to satisfy performance metrics and healthcare savings requirements, deferred revenue at any particular date may not be representative of actual revenue for any current or future period.

If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 759 as of February 28, 2017 to approximately 1,720 as of March 31, 2021, including the addition of approximately 320 additional employees through our acquisition of 2nd.MD. Most of our employees have been with us for fewer than three years as a result of our rapid growth. We believe that our mission-driven culture has been an important contributor to our success, which we believe fosters empathy, innovation, teamwork, and passion for providing high levels of customer satisfaction and member engagement. If we fail to successfully integrate, develop, and motivate new employees, it could harm our mission-driven culture. In addition, as we grow and develop the infrastructure of a public company, we may find it difficult to maintain the important aspects of our mission-driven culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

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

We may also incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Additionally, we have granted certain, but not all of, our employees equity-based awards under our equity incentive plans and expect to continue this practice. However, if we do not grant equity awards, or if we reduce the value of the equity awards we grant, we may not be able to attract and retain key personnel. Volatility in the price of our common stock underlying equity awards may adversely affect our ability to attract or retain key personnel. If we grant more equity awards to attract and retain key personnel, the expenses associated with such additional equity awards could affect our results of operations.

Further, approximately 50% of our U.S. based labor force are hourly employees, including Accolade Health Assistants and certain clinicians, who are paid wage rates that currently are above the applicable U.S. federal and state minimum wage requirements. These employees are classified as non-exempt, overtime eligible under U.S. federal and state law. If we fail to effectively manage these hourly employees, then we may face claims alleging violations of wage and hour employment laws, including claims of back wages, unpaid overtime pay, and missed meal and rest periods. For example, we previously entered into a settlement agreement in early 2019 related to a matter brought by a class of our Accolade Health Assistants employed from August 2014 through August 2017 alleging misclassification of exemption status and a failure to pay appropriate overtime wages. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable and could divert management’s attention from our business. We also could be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations. Although we have historically maintained a good relationship with our employees, our employees could unionize or any of our employees could engage in a strike, work stoppage, or other slowdown that would adversely affect our operations and could result in higher labor costs, which would harm our business.

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

We enter into agreements with our customers under which our fees are generally dependent upon the number of their employees enrolled in in-scope health plans and those employees’ enrolled dependents each month. If the number of members covered by one or more of our customers’ health and other benefits programs were to decline, such decrease would lead to a decrease in our revenue. In particular, as a result of the current economic downturn, we believe that some of our customers may experience layoffs or other reductions in their workforce, which for our customers in industries more severely impacted by the COVID-19 pandemic may be significant. Any reductions in headcount for our customers may result in a decrease in our revenue. Some of our fees are also subject to credits if certain performance criteria are not met, which in some cases depend on the behavior of our members, such as their continued engagement with our existing and future offerings, and other factors outside of our control. The recognition of a portion of our revenue is subject to achievement of performance metrics and healthcare cost savings and may not be representative of revenue for future periods. In addition, some of our customers’ members may request to opt out of our service, which could cause our customers to only pay for those members that have not opted out, and as a result, may result in utilization-based pricing, which could lead to a decrease in revenue from that customer and harm our business.

We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.

We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and extend our existing and future offerings to address evolving needs. For example, we recently developed add-on offerings that target specific challenges faced by our customers, including Accolade COVID Response Care, Accolade Boost, the Trusted Supplier Program, and Mental Health Integrated Care. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements, the incurrence of other unexpected costs associated with operating our business, and lack of acceptance by our customers. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations.

We may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our existing and future offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses and may have difficulty integrating acquired businesses. For example, in July 2019, we acquired MD Insider and, in March 2021, we acquired 2nd.MD, which we are in the process of integrating with our offerings. If we acquire additional businesses, we may not be able to integrate the acquired operations and technologies successfully, or effectively manage the combined business following the acquisition. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds and accustomed to different corporate cultures.

We also may not achieve the anticipated benefits from any acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;
●	unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●	difficulty converting the customers of the acquired business into our current and future offerings and contract terms, including disparities in the revenue model of the acquired company;
●	diversion of management’s attention or resources from other business concerns;
●	adverse effects on our existing business relationships with customers, members, or strategic partners as a result of the acquisition;
●	the potential loss of key employees; and
●	use of substantial portions of our available cash to consummate the acquisition.

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

Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The principal assumptions relating to our market opportunity include the number of self- and fully-insured employers in the United States with 500 employees or more. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing solutions. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected.

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

While we have entered into offer letters or employment agreements with certain of our executive officers, all of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we may provide equity awards that vest over time or based on performance. The value to employees of equity awards that vest over time or based on performance will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. In addition, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain any of our key personnel, our business could be harmed.

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

Our customers and members depend on our support to assist members with their healthcare and other benefits needs. We may be unable to accurately predict our members’ demand for services or respond quickly enough to accommodate short-term increases in customer or member demand for services. Increased customer or member demand for services, without a corresponding increase in productivity or revenue, could increase costs and adversely affect our operating results. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, our relationships with third parties and our ability to form new partnerships, and our business and operating results.

If our existing customers do not continue to renew their contracts with us, renew at lower fee levels, decline to purchase additional offerings from us, or terminate their contracts for convenience, our business could be harmed.

We expect to derive a significant portion of our revenue from the renewal of existing customers’ contracts and sales of additional solutions to existing customers. As part of our growth strategy, for instance, we have recently focused on expanding our solutions among current customers. For example, we recently launched Accolade Boost, which leverages our technology platform’s decision influence models to identify member population segments for multichannel messaging to encourage additional engagement and member utilization of benefit programs, and our Trusted Supplier Program, which simplifies a customer’s vetting and procurement processes for point solutions (including financial, information security, and clinical audits). More recently, we launched Accolade COVID Response Care, a service that helps employers manage their return to work programs, and Mental Health Integrated Care, which expands our members’ access to mental health coaching, virtual therapy, and virtual psychiatry and deeply integrates these services with the physical health support provided by the Accolade care team. Achieving a high customer retention rate and selling additional applications and solutions are critical to our future business, revenue growth, and results of operations. Factors that may affect our retention rate and our ability to sell additional applications and solutions include the following:

●the price, performance, and functionality of our existing and future offerings;
●the availability, price, performance, and functionality of competing solutions;
●our ability to develop and sell complementary applications and solutions;
●changes in healthcare laws, regulations, or trends; and
●the business environment of our customers.

We typically enter into contracts with our customers with a stated initial term of three years and various termination rights, which if invoked may cause such contracts to be terminated before the term expires. For example, after a specified period, certain of these contracts are terminable for convenience by our customers after a notice period has passed, including existing contracts with some of our largest customers. Approximately one third of our customer contracts are up for renewal between now and each of the end of fiscal year 2022, during fiscal year 2023 and during fiscal year 2024. In connection with the COVID-19 pandemic, macroeconomic factors may affect our customers’ desire to renew their contracts, or even if they do renew, if they undergo layoffs or reductions in force, then our membership numbers would decrease which would reduce our revenues. Some of our largest customers are airlines, and this industry may be particularly susceptible to the current economic factors if there is not additional government assistance. If any of our contracts with our customers is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. Should any of our customers terminate their relationship with us after implementation of our solutions has begun, we not only would lose our time, effort, and resources invested in that implementation, but also we would have lost the opportunity to leverage those resources to build a relationship with other customers over that same period of time. Our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers and may decrease our annual revenue. Mergers and acquisitions involving our customers have in the past and may in the future lead to non-renewal or termination of our contracts with those customers or by the acquiring or combining companies. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

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

In the ordinary course of our business, we collect, store, use, and disclose sensitive data, including protected health information (PHI), and other types of personal data or personally identifiable information (PII). We also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information, including that of our customers and members. We manage and maintain our technology platform and data utilizing a combination of on-site systems, mobile applications, managed data center systems, and cloud-based computing center systems. We are highly dependent on information technology networks, mobile applications, and systems, including the Internet, to securely process, transmit, and store this critical information. This is particularly true as our workforce is currently working remotely due to the COVID-19 pandemic. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers, and similar breaches, and employee or contractor error, negligence, or malfeasance, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information, causing member health information to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, and transmission of customer and member information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Our technology platform also utilizes artificial intelligence and machine learning technology to provide services, and this technology is susceptible to cybersecurity threats, as PHI, PII, and other confidential and sensitive information may be integrated into the platform. Because of the sensitivity of the PHI, other PII, and other confidential information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our solutions, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy.

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

Although we take steps to help protect confidential and other sensitive information (including PHI and PII) from unauthorized access or disclosure, our information technology and infrastructure has been in the past and may be vulnerable in the future to attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, or other incidents or disruptions. A security incident or privacy violation that we experience (or that occurs at a subcontractor, trusted supplier, or customer) that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, member information, including PHI or other PII, or other sensitive information we, our subcontractors, or our partners maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to customers, affected individuals, including regulatory authorities and the media, and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, handling of contractual claims (including breach of contract or breach of confidentiality issues), and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. In the event of a security breach, we may also be subject to private causes of action and/or statutory penalties under certain state laws, such as the CCPA, which provides a private right of action for data breaches of certain unencrypted or unredacted personal information and establishes statutory penalties for violations of the law. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our technology platform, and we could suffer a loss of customers, members, or trusted suppliers or a decrease in the use of our existing and future offerings, and we may suffer loss of reputation, adverse impacts on customer, member, partner, and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, health plans, benefits administrators, customers, members, and our trusted suppliers may then refuse to provide data to us, or restrict our ability to use such data, in which event our business could be harmed.

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

Our Accolade Health Assistants and clinicians, our member web portal, and our mobile application all use our technology platform to support our members in making healthcare and benefits-related decisions. In addition, our Accolade Health Assistants and clinicians use our technology platform to help guide interactions with members. Our technology platform applies artificial intelligence and machine learning tactics to generate predictive insights about our members, which are then translated into recommended interventions for our Accolade Health Assistants and clinicians and used to enhance our member self-service capabilities. Our services, including personalized recommendations and interventions, center around engagement with our members to provide members with better understanding of their benefits, assist with access to care, and provide options for choosing quality providers and care; we do not provide medical care or establish patient relationships with our members. For example, our Accolade Health Assistants can leverage our technology platform to provide quotes to a member about that member’s healthcare benefits, including in-network services, balance billing, or claims quotes. If we fail to provide accurate and timely information regarding these benefits or if the data generated by our technology platform (including the artificial intelligence and machine learning components) are inaccurate, fail, or are subject to security incidents, this could lead to claims against us that could result in substantial costs to us or cause demand for our solutions to decline. If our Accolade Health Assistants, clinicians, or technology platform guide people to care settings and providers resulting in faulty clinical decisions or treatment, then our customers or our members could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our existing and future offerings to decline. For example, our nurses have access to extensive intelligence on provider quality and cost, which allows them to present various options to members when they are selecting a primary care physician or specialist. If the member relies on this provider recommendation, and that provider subsequently makes faulty clinical decisions or treatment recommendations, we could be subject to claims by such member. In addition, if our Accolade Health Assistants or clinicians make recommendations outside of our standard protocol that result in faulty clinical decisions or treatments, then our customers or our members could assert claims against us.

In May 2020, we announced a new offering, Accolade COVID Response Care, to provide a comprehensive solution for current and ongoing needs of our customers as they reopen and rebuild their businesses. We may be subject to increased liability exposure from our customers or their members as we assist our customers in managing our customers’ return to workplace programs, including programs related to diagnostic and antibody testing. Accordingly, there is the potential for increased liability exposure to Accolade, including as related to an employer’s decision not to permit an employee to return to the workplace based on our service or if one of our customers has an outbreak of COVID-19 despite using our solution to plan their reopening.

The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations, damage our reputation, and decrease market acceptance of our existing and future offerings. We maintain general liability and insurance coverage, but this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, or may not provide coverage if our Accolade Health Assistants or clinicians were to engage in the unlicensed practice of medicine. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage. Adequate professional liability insurance may not be available to our clinicians or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management and our providers from our operations, which may harm our business. In addition, any claims may adversely affect our business or reputation.

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

Further, in March 2021, we acquired 2nd.MD, which provides a service that allows members to access board-certified national specialists across the country for second opinion consultations in a real-time video call or by phone in order to provide the member with a rapid second opinion on their medical condition enabling the member to better understand a diagnosis and treatment options to help them make more informed decisions on their healthcare regarding significant and high-cost care decisions. While we believe that these specialists do not create a physician-patient relationship with the member and are not practicing medicine in these engagements, if the information provided is not accurate or timely, we could incur liability, which could adversely affect our operations.

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

For some of these services, we may not maintain redundant systems or facilities. Our technology platform’s continuing and uninterrupted performance is critical to our success. Members may become dissatisfied by any system failure that interrupts our ability to provide our solutions to them. We may not be able to easily switch our AWS and Google Cloud operations to another cloud service provider if there are disruptions or interference with our use of AWS or Google Cloud. Sustained or repeated system failures would reduce the attractiveness of our technology platform to customers and members and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our existing and future offerings. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Neither our third-party data and call center providers nor AWS or Google Cloud have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional data or call center providers or cloud service providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these providers were to increase the cost of their services, we may have to increase the price of our existing and future offerings, and our business may be harmed.

The COVID-19 pandemic may significantly disrupt our operations and negatively impact our business, financial condition, and results of operations.

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

●	laws that regulate how businesses operate online, including measures relating to privacy and data security and how such information is communicated to customers (a) under the FTC’s unfair and deceptive trade practice authority from the FTC Act and (b) from state attorneys general under state consumer protection laws and data privacy laws;
●	federal and state laws governing (i) the corporate practice of medicine and other healthcare professions and related fee-splitting laws, including the provision of management or administrative services in connection with practice of medicine and other health care professions, employment of professionals by non-professionals; (ii) professional licensing and standards of professional conduct; (iii) the provision of telemedicine, telehealth or other health care services, including medical record retention requirements; and (iv) the billing, submission, or collection of claims or payments for healthcare services;
●	the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Centers for Medicare and Medicaid Services (CMS) programs, including Medicare and Medicaid;
●	the federal civil false claims laws, including the federal False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the federal Physician Payments Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), and its implementing regulations, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and, beginning in 2022, certain transfers of value made in the prior year to additional health care providers, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

In addition, we are subject to laws that regulate how businesses operate online, including measures relating to privacy and data security and how such information is communicated to customers (a) under the FTC’s unfair and deceptive trade practices authority from the FTC Act and (b) from state attorneys general under state consumer protection laws and data privacy laws.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. For example, there is a risk that regulatory authorities in some states may find that certain of our contractual relationships with healthcare providers are in violation of state anti-kickback or fee-splitting laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties.

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment for individuals and exclusion from participation in government programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

Our use, disclosure, and other processing of PII and PHI is subject to HIPAA and other federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customer base, member base and revenue.

Numerous state, federal, and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. We are considered a business associate under HIPAA, and we execute business associate agreements with our customers, subcontractors, and trusted suppliers. HIPAA requires covered entities and business associates, such as us, and their covered subcontractors to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.

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

In addition, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by HHS and our customers. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

Such new regulations and legislative actions (or changes in interpretation of existing laws or regulations regarding data privacy and security together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations, and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the CCPA which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States, and we cannot determine how broadly or narrowly regulators will interpret and enforce such new laws, regulations, and standards and the corresponding impact it may have on our business. Although we are modifying our data collection, use and processing practices and policies in an effort to comply with the law, there is a risk that the California Attorney General does not find our practices or policies to be compliant with the CCPA, which would potentially subject us to civil penalties or an inability to use information collected from California consumers. In addition, such laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing, or advertising due to the expansive definition of personal information under CCPA), our ability to control our costs by using certain vendors or service providers, or impact our ability to offer certain services in certain jurisdictions. Further, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information (which may not fall under the CCPA HIPAA exemption), and allow for a new cause of action for data breaches. Additionally, such laws and regulations are often inconsistent and may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. Given that requirements may be inconsistent and evolving, our response to these requirements may not meet the expectations of our customers or their employees, which could thereby reduce the demand for our services. Finally, some customers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

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

Our employment and use of nurses, physician medical directors and our other clinicians and our engagement of physicians may subject us to licensing and other regulatory risks.

Our employment and use of nurses, physician medical directors, and our other clinicians and our engagement of physicians may subject us to state and other licensing and regulatory risks. In addition, our subcontracts with clinicians to provide telehealth services related to COVID-19 testing may also subject us to certain licensing and regulatory risks. For example, there may be restrictions on the ability of our employed and contracted clinicians to provide services to our members residing in states outside of the state or states in which such clinicians are licensed or registered. The services provided by our clinicians may be subject to review by state or other regulatory bodies. In addition, any activities conducted by our clinicians that are in violation of practice rules could subject us to fines or other penalties. While we do not believe that we provide medical care or establish patient relationships with our members, our clinicians could be found to be in violation of applicable laws. Further, in March 2021, we acquired 2nd.MD, which provides a service that allows members to access board-certified national specialists across the country for second opinion consultations in a real-time video call or by phone. This provides the member with a rapid second opinion on their medical condition, enabling the member to better understand a diagnosis and treatment options, which helps them make more informed decisions on their healthcare regarding significant and high-cost care decisions. While we believe that these experts do not create a physician-patient relationship with the member and are not practicing medicine, state medical boards may disagree with our position, which could result in significant liability and may require the restructuring of such operations. Further, if one of our clinicians is found to be acting outside the scope of their professional license or otherwise violated the applicable state’s practice laws, such activity could result in disciplinary action against the clinician by the applicable licensing agency. The definition of what constitutes the practice of medicine, nursing or other health professions varies by state.

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

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion, or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could harm our business. For example, since the Affordable Care Act was enacted, there have been executive, judicial and Congressional challenges to certain aspects of the law. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, prior sessions of Congress considered legislation to repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 (Tax Act), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”

The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax that were mandated by the Affordable Care Act and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us. In the states in which we operate, we believe we are in compliance with all applicable material regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. In the event that we must remedy such violations, we may be required to modify our existing and future offerings and solutions in such states in a manner that undermines our existing and future offerings’ attractiveness to partners, customers or members, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

Additionally, the introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state medical board licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our existing and future offerings from being offered to partners, customers and members, which could harm our business. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, COVID-19 relief legislation suspended the reductions to Medicare payments to providers of 2% per fiscal year from May 1, 2020 through December 31, 2021. Further, we expect that additional healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, which could impact our business. For example, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Individuals may claim our outbound engagement techniques, including outbound telephone calls and digital outreach, are not compliant with HIPAA or federal marketing laws.

Several federal laws are designed to protect consumers from various types and modes of marketing. HIPAA prohibits certain types of marketing to individuals using PHI, except for certain treatment and healthcare operations, including communications made to describe a health-related product or service (or payment for such product or service) that is provided by, or included in, a plan of benefits. Our solutions may be subject to review by HHS or OCR and deemed in violation of HIPAA, which could subject us to fines or other penalties. In addition, the Telephone Consumer Protection Act (TCPA), is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA’s purview has extended to text messages sent to consumers. We may communicate with and perform outreach to members through multiple modes of communication, including phone, email, and secure messaging. We must ensure that our solutions that leverage telephone and secure messaging comply with TCPA regulations and agency guidance. While we strive to adhere to strict policies and procedures, the Federal Communications Commission (FCC), as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our solutions violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our customer contracts, could require us to change or terminate some portions of our offerings, could require us to refund portions of our fees, and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Other laws focus on unsolicited email, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, (CAN-SPAM Act), which establishes requirements for the transmission of commercial email messages and specifies penalties for unsolicited commercial email messages that follow a recipient’s opt-out request or deceive the receiving consumer.

In addition, some of our marketing activities require that we obtain permissions consistent with HIPAA and applicable state health information privacy laws. If we are unable to secure such permissions, or if there is a future change in law, we may face limitations on the use of such information, which may harm our business.

The FDA may in the future determine that our technology solutions are subject to the Federal Food, Drug, and Cosmetic Act, and we may face additional costs and risks as a result.

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

As of February 28, 2021, we had U.S. federal net operating loss carryforwards (NOLs), of $306.5 million and state NOLs of $285.5 million. Under the Tax Act, as modified by the CARES Act, unused NOLs for the tax year ended February 28, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated in taxable years beginning after December 31, 2017, which would be our tax year ending February 28, 2018 and thereafter, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible in the case of NOLs arising in taxable years ending after 2020 to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. As a result, if we earn net taxable income in future years, our NOLs arising in tax years ending February 28, 2018 and earlier may expire prior to being used, and our NOLs generated in later tax years will be subject to a percentage limitation in tax years beginning after 2020. In addition, under the CARES Act, corporate taxpayers may carryback net operating losses originating in taxable years beginning after 2017 and before 2021 for up to five years, which was not previously allowed under the Tax Act. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes and to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceed 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our initial public offering or as a result of future events, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of one of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California recently suspended the ability to use NOLs and certain tax research credits for a period of time to offset taxable income for California state tax purposes in taxable periods beginning after 2019 and before 2023. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.

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

Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. We have in the past initiated, and it may in the future be necessary for us to initiate, litigation to defend ourselves in order to determine the scope, enforceability, and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources, and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our solutions or technology, obtain licenses, modify our solutions and technology while we develop non-infringing substitutes, or incur substantial damages, settlement costs, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected solutions. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees, or grant cross-licenses to intellectual property rights for our solutions. We may also have to redesign our solutions so that they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and solutions may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms, or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

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

Risks Related to Ownership of Our Common Stock

We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.

For as long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being permitted to provide fewer years of audited financial statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) February 28, 2026 (the last day of the fiscal year ending after the fifth anniversary of our initial public offering). We may choose to take advantage of some but not all of these reduced reporting burdens, and we have taken advantage of certain reduced reporting burdens in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and consolidated financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards as of the public company effectiveness dates. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Stockholders owning an aggregate of up to approximately 6.1 million shares are entitled, under our registration rights agreement, to require us to register shares owned by them for public sale in the United States.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our acquisition of 2nd.MD, we entered into a registration rights agreement with 2nd.MD’s existing security holders, pursuant to which we agreed that we would register the shares of common stock issued to such security holders in the merger. On March 15, 2021, pursuant to the registration rights agreement, we filed a registration statement with the SEC to register for resale up to 2,495,441 shares of our common stock held by 2nd.MD’s existing security holders.

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

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, the terms of our credit agreement with Comerica Bank and the related collateral documents contain, and any future indebtedness would likely contain, prohibitions on our paying any cash dividends without the consent of the lenders. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of rendering more difficult, delaying, or preventing a change of control or changes in our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

●	creating a classified board of directors whose members serve staggered three-year terms;
●	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
●	limiting the liability of, and providing indemnification to, our directors and officers;
●	specifying that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;
●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
●	prohibiting cumulative voting in the election of directors;
●	providing that our directors may be removed only for cause and by a two-thirds majority vote of the stockholders;

●	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
●	requiring the approval of our board of directors or the holders of at least 66% of our outstanding shares of capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

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

Finally, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America, will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If any other court of competent jurisdiction were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. For example, the Court of Chancery of the State of Delaware determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision was recently reviewed and ultimately overturned by the Delaware Supreme Court in March 2020.

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

Risks Related to Ownership of Our Debt

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

We have a significant amount of debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.

Our ability to pay our debt when due or to refinance our indebtedness, including the 0.50% Convertible Senior Notes due 2026 we issued in March 2021 (the Notes), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for us in our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due. Furthermore, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Notes.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes offered hereby, could have a material effect on our reported financial results.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which changes the accounting for the convertible debt instruments described above. The standard eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and simplifies classification of debt on the balance sheet and earnings per share calculation. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method will be required. Application of the “if converted” method may reduce our reported diluted earnings per share. However, if the principal amount of the convertible debt instrument being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06 for such convertible debt instrument. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. We early adopted the ASU effective March 1, 2021.

Transactions relating to our Notes may affect the value of our common stock.

The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

In addition, in connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions (Option Counterparties). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our common stock.

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

Our stock price has been volatile since our initial public offering, and it is likely that the trading price of our common stock may fluctuate substantially, depending on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;
●	volatility in the market prices and trading volumes of healthcare technology company stocks;
●	changes in operating performance and stock market valuations of other healthcare technology companies generally, or those in our industry in particular;
●	sales of shares of our common stock by us or our stockholders;
●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
●	new product announcements by us or our competitors;
●	the public's reaction to our press releases, other public announcements, and filings with the SEC;
●	changes in how customers perceive the benefits of our solutions, and future offerings;
●	changes in the structure of healthcare payment systems;

●	rumors and market speculation involving us or other companies in our industry;
●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;
●	actual or anticipated developments in our business, our competitors' businesses, or the competitive landscape generally;
●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	any significant data breach involving our technology platform or data stored by us or on our behalf;
●	announced or completed acquisitions of businesses, commercial relationships, products, services, or technologies by us or our competitors;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	changes in accounting standards, policies, guidelines, interpretations, or principles;
●	“flash crashes,” “freeze flashes,” or other glitches that disrupt trading on the securities exchange on which we are listed;
●	any significant change in our management; and
●	general economic conditions and slow or negative growth of our markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have co-headquarters in Seattle, Washington at 1201 Third Avenue, Suite 1700, Seattle, WA 98101 and Plymouth Meeting, Pennsylvania at 660 West Germantown Pike, Suite 500, Plymouth Meeting, PA 19462. Our Seattle headquarters is leased pursuant to a lease that expires in 2030. Our Plymouth Meeting headquarters space is leased pursuant to a lease that expires in 2027. We also have offices located in Scottsdale, Arizona and Prague, Czech Republic, pursuant to leases that expire in 2024 and 2021, respectively. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3. Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ACCD.” Trading began on our common stock on July 2, 2020. Prior to that time, there was no public market for our common stock. There were 128 stockholders of record as of April 30, 2021. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock is restricted by our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

In December 2020, we issued an aggregate of 793 shares of common stock to two accredited investors as consideration pursuant to an acquisition.

Neither of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder). The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Public Offering of Common Stock

On July 7, 2020, we closed on our initial public offering (IPO) in which we issued and sold 11,526,134 shares (inclusive of the underwriters’ over-allotment option to purchase 1,503,408 shares) of common stock at a price of $22.00 per share pursuant to a Registration Statement on Form S-1. The aggregate net proceeds to us from the offering were $231.2 million, after deducting underwriting discounts and commissions of $17.8 million and net offering expenses of approximately $4.6 million. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of July 1, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on July 2, 2020.

Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock compared with the Nasdaq Composite Index and the S&P MidCap 400 Health Care Index. The comparison begins on July 2, 2020, the date on which our common stock first began trading on the Nasdaq Global Select Market, and assumes an initial investment of $100.

The information under “Stock Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Accolade, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read together with our consolidated financial statements, including the related notes thereto, appearing at the end of this filing. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Discussion and analysis of our fiscal year 2019, as well as the year-over-year comparison of our 2020 financial performance to 2019, have been omitted from this section and may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Final Prospectus for our initial public offering (our IPO) dated as of July 1, 2020 and files with the Securities and Exchange Commission (the SEC) pursuant to Rule 424(b)(4) on July 2, 2020. Our fiscal year ends on the last day of February, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

Overview

We provide personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. Our innovative platform combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians (including nurses, physician medical directors, and behavioral health specialists). We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our platform dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

Accolade Total Health and Benefits is our most comprehensive offering and most closely aligns to our “Premier” solution on which the company was founded and from which the majority of our revenues are derived today. Our technology platform has enabled us to unbundle aspects of this comprehensive offering to create two additional standalone offerings: Accolade Total Benefits (focused on member benefits engagement) and Accolade Total Care (focused on guiding members to high-quality, cost-effective providers). We have further leveraged our technology platform to develop add-on offerings, such as Accolade Boost, our Trusted Supplier Program, Accolade COVID Response Care, and Mental Health Integrated Care that target specific challenges faced by our customers. Through our acquisition of Innovation Specialists, LLC d/b/a 2nd.MD (2nd.MD) we also acquired the capability to provide an expert medical consultation and medical decision support service, which may be provided as a standalone service or with elements incorporated into our core offerings.

We were founded in 2007 and launched our initial offering in 2009. We have seen significant growth in recent years since the changes to our executive management team in 2015 and the subsequent investments we have made in product, technology, sales, and distribution. As of February 28, 2021, we had 112 customers comprising more than 2.1 million members. Our customers come from across industries, including media, technology, financial services, transportation, energy, and retail.

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

In October 2020, we closed a follow-on public offering of 5,750,000 shares of our common stock at an offering price of $38.50 per share, including 750,000 shares issued pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $208.0 million, after deducting underwriting discounts and commissions of $12.7 million and net offering expenses of approximately $0.6 million.

For the fiscal years ended February 28(29), 2021 and 2020, our total revenue was $170.4 million and $132.5 million, respectively, representing 29% year-over-year growth for fiscal year 2021 compared to fiscal year 2020. For the fiscal years ended February 28(29), 2021 and 2020, our net losses were $50.7 million and $51.4 million, respectively.

Our Business Model

We provide our solutions primarily to employers that deploy Accolade offerings to our members. We earn revenue from providing personalized health guidance solutions to the members of our employer customers’ health plans and to members of fully insured plans offered via health insurance companies. Our solutions are priced based on a recurring per-member-per-month (PMPM) fee, typically consisting of both a base fee and a performance-based fee component. As a result, generally, a portion of our potential revenue is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions. We typically achieve a substantial portion of the contractual performance metrics and realization in savings of healthcare spend.

The primary cost of delivering our service includes the personnel costs of Accolade Health Assistants, clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, and case management specialists, as well as software and tools for telephony, workforce management, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of our solutions. As we support more customers with an increasing number of members over time, we expect that our support costs per member will decline due to economies of scale and improved operational efficiencies driven by continued enhancements of our technology platform and capabilities. We have experienced and expect to continue to achieve operational efficiencies realized from continued enhancements of our technology platform and capabilities.

We employ a multipronged go-to-market strategy to increase adoption of our solutions to new and existing customers. We principally sell our solutions through our direct salesforce which is stratified by account size (i.e., strategic (more than 35,000 employees), enterprise (5,000 to 35,000 employees), and mid-market (500 to 5,000 employees)), region, and existing versus prospective customers. Our sales team possesses deep domain expertise in health benefits management and brings substantial experience selling to key decision makers within our current and prospective customer organizations (CFOs, benefits executives, benefits consultants, and benefits brokers). We believe the effectiveness of our sales organization is evidenced by growing adoption of our platform by large strategic customers, recent traction with enterprise and mid-market customers and demonstrated demand for add-on offerings from existing customers.

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

COVID-19 Update

COVID-19 has created uncertainty for Accolade’s employees, members, and customers. We consider the impact of the pandemic on our business by evaluating the health of our operations, any changes to our revenue outlook, and the degree to which perceptions of, and interest in, Accolade solutions have evolved during this unprecedented time.

In mid-March 2020, we closed our offices and enabled our employees to work remotely using our secure technologies to continue to meet the needs of our customers, their members, and our business. We measure our performance through several key metrics, including but not limited to customer satisfaction, member engagement, and health assistant availability. As gauged by these core performance metrics, service levels have been high, and member engagement and satisfaction have remained relatively strong. To ensure we could address our members’ many COVID-19-related concerns, our operations and clinical leaders trained our frontline teams on evidence-based guidelines and continue to equip them with relevant resources to help them ably serve under these exceptional circumstances.

While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our marketing efforts, and any decreases of workforce or benefits spending by our customers, all of which are uncertain and cannot be predicted. We have a diverse set of customers across a variety of industries. While some have faced headwinds, others have experienced growth, and our membership count from existing customers has remained steady in the aggregate since the start of the 2020 calendar year. However, we may experience increased member attrition to the extent our existing customers reduce their respective workforces in response to the current economic conditions. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees. In one case, a small customer filed for Chapter 11 bankruptcy and terminated its health plan and associated Accolade services as of October 31, 2020. In addition, our airline customers have had significant headcount reductions, which have resulted in, and are likely to continue to result in, a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcounts immediately because employees that are on furlough or are receiving continued health coverage pursuant to COBRA may still have access to our services during such periods and would be included in our member count. We have also engaged with our airline customers to act as a partner in managing their cash needs during the COVID-19 pandemic, resulting in modified payment terms in fiscal 2021.

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

Achievement of Performance-Based Revenue

In most of our contracts, a portion of our potential fee is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions and thus we might record higher revenue in some quarters compared to others. Examples of performance metrics included in our customer contracts are achievement of specified member engagement levels, member satisfaction levels, and various operational metrics. Although we have earned over 95% of the aggregate maximum potential revenue under our contracts (measured on the corresponding calendar year basis) in fiscal years 2021 and 2020, our revenue and financial results in the future may vary as a result of our ability to earn this performance-based revenue. In addition, because our customers typically pay both the base PMPM fees and variable PMPM fees in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows.

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

Customer Concentration

We have historically relied on a limited number of customers for a significant portion of our total revenue. If we do not retain some or all of those customers, it could have a material negative impact on future results. For the fiscal year ended February 28, 2021, we had three customers that each accounted for more than 10% of our total revenue, and in aggregate those three customers represented 38% of our total revenue. For the fiscal year ended February 29, 2020, we had four customers that each accounted for more than 10% of our total revenue, and in aggregate those four customers represented 59% of our total revenue. The loss of any of our largest customers, the renegotiation of any of our largest customer contracts or a significant decrease in the employee headcount of our largest customers could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect to the solutions we provide and the terms of our customer agreements, including our fees. Most of our customer contracts have a three-year term, and some have rights to terminate prior to the end of the term.

Key Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance.

	February 28(29),
	2021	2020
Annual Contract Value (in millions)	$211.5	$161.4
Customer Count	112	54

	Year Ended
	February 28(29),
	2021	2020
Gross Dollar Retention	99%	99%

Annual Contract Value (ACV) — ACV represents the annualized value of our in-force contracts as of the measurement date, including base contractual revenue and the amount of performance-based variable revenue we expect to realize in the following fiscal year based on the number of members as of the measurement date and using a straight-line averaging of PMPM fees over the lives of the contracts. Over the past two complete fiscal years, we have realized in excess of 95% of the maximum contract value across our book of business. The ACV amounts above reflect 95% of the total revenue opportunity, consistent with the percentages realized in fiscal years 2021 and 2020 (calculated on the corresponding calendar year basis). We believe ACV provides investors with useful information on period-to-period performance as evaluated by management, comparison with our past financial performance, and a view toward potential future financial performance.

As required by GAAP, we recognize performance-based revenue over the minimum term of the applicable contract. In some cases, especially with regard to revenue associated with the realization of healthcare cost savings, revenue may be recognized in a fiscal period later than the period in which the required metric was achieved. Conversely, a fiscal period's revenue may include the recognition of revenue related to the achievement in prior periods of performance metrics and healthcare cost savings. For purposes of calculating ACV, we assume that all customer contracts expiring during the following fiscal year will renew on the same terms.

Customer Count — We believe that our ability to increase our number of customers is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We have successfully demonstrated a history of growing our customer base. As of February 28, 2021, we had 112 customers. We define the number of customers as of the measurement date as the number of companies that we are currently providing services to and that we have no reason to believe such services will be terminated, or that have entered into a contract with us for which the term has not ended and for which we have no reason to believe the customer intends to terminate or not renew the contract.

Gross Dollar Retention Rate (GDR) — Our ability to increase revenue depends in large part on our ability to retain our existing customers and their associated ACV. We typically enjoy a high rate of customer retention. For example, our GDR was 99% for both of the fiscal years ended February 28(29), 2021 and 2020. We monitor GDR specifically as it relates to our employer customers, as our employer customers represent our primary strategic focus and today account for approximately 89% of our ACV. We calculate GDR for a period by starting with the sum of the ACV from all employer customers as of the beginning of such period (beginning of period ACV); we then subtract the ACV associated with terminated employer customers during the period and divide the result by the beginning of period ACV.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	Year Ended
	February 28(29),
	2021	2020

	(in thousands, except percentages)
Adjusted Gross Profit	$77,633	$59,140
Adjusted Gross Margin	45.6%	44.6%
Adjusted EBITDA	$(26,939)	$(33,119)

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

	Year Ended
	February 28(29),
	2021	2020

	(in thousands, except percentages)
Revenue	$170,358	$132,507
Less:
Cost of revenue, excluding depreciation and amortization	(93,673)	(73,685)
Gross profit, excluding depreciation and amortization	76,685	58,822

Add:
Stock-based compensation, cost of revenue	948	318
Adjusted Gross Profit	$77,633	$59,140
Gross margin, excluding depreciation and amortization	45.0%	44.4%
Adjusted Gross Margin	45.6%	44.6%

Gross margin, excluding depreciation and amortization, for the fiscal years ended February 28(29), 2021 and 2020 increased to 45.0% from 44.4%, respectively, and Adjusted Gross Margin for the fiscal years ended February 28(29), 2021 and 2020 increased to 45.6% from 44.6%, respectively. These increases were driven primarily by (i) increases in revenue associated with our offering mix and (ii) cost efficiencies realized through enhancements of our technology platform and workflows for the fiscal year ended February 28, 2021.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	Year Ended
	February 28(29),
	2021	2020

	(in thousands)
Net Loss	$(50,652)	$(51,365)
Adjusted for:
Interest expense, net	3,724	2,925
Income tax provision	4	129
Depreciation and amortization	8,212	8,516
Stock-based compensation	9,576	6,002
Acquisition and integration-related costs	2,050	567
Other expense	147	107
Adjusted EBITDA	$(26,939)	$(33,119)

Basis of Presentation and Components of Revenue and Expenses

We operate our business through a single reportable segment. We operate on a fiscal year ending at the end of February of each year, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

Revenue

We earn revenue from providing personalized technology-enabled solutions to the members of our employer customers’ health plans and to members of fully insured plans offered via health insurance companies. Our solutions are priced based on a recurring PMPM fee and frequently include both a base PMPM fee based on eligible members and a performance-based component. As a result, a portion of our potential fee is typically variable, subject to our achievement of performance metrics, the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions, and the number of eligible members during the respective period.

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

General and administrative. General and administrative expenses consist of personnel expenses and related expenses for our executive, finance and accounting, human resources, legal, and corporate organizations. Personnel expenses include salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors. In addition, general and administrative expenses include external legal, accounting, and other professional fees, as well as software for financial and human capital management, corporate insurance costs, and allocated overhead costs. We expect general and administrative expenses to increase in absolute dollars as we incur increased costs associated with being a public company, but decrease as a percentage of revenue over time.

Depreciation and amortization. Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	Year Ended
	February 28(29),
	2021	2020

	(in thousands)
Revenue	$170,358	$132,507
Cost of revenue, excluding depreciation and amortization(1)	93,673	73,685
Operating expenses:
Product and technology(1)	49,955	42,306
Sales and marketing(1)	33,711	30,050
General and administrative(1)	31,584	26,154
Depreciation and amortization	8,212	8,516
Total operating expenses	123,462	107,026
Loss from operations	(46,777)	(48,204)
Interest expense, net	(3,724)	(2,925)
Other expense	(147)	(107)
Loss before income taxes	(50,648)	(51,236)
Income tax expense	(4)	(129)
Net loss	$(50,652)	$(51,365)
(1)	The stock-based compensation expense included above was as follows:

	Year Ended
	February 28(29),
	2021	2020

	(in thousands)
Cost of revenue, excluding depreciation and amortization	$948	$318
Product and technology	3,387	1,674
Sales and marketing	2,376	1,482
General and administrative	2,865	2,528
Total stock-based compensation	$9,576	$6,002

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	Year Ended
	February 28(29),
	2021	2020
Revenue	100%	100%
Cost of revenue, excluding depreciation and amortization	55%	56%
Operating expenses:
Product and technology	29%	32%
Sales and marketing	20%	23%
General and administrative	19%	20%
Depreciation and amortization	5%	6%
Total operating expenses	72%	81%
Loss from operations	(28)%	(36)%
Interest expense, net	(2)%	(2)%
Other expense	0%	0%
Loss before income taxes	(30)%	(39)%
Income tax expense	0%	0%
Net loss	(30)%	(39)%

Comparison of Fiscal Years Ended February 28(29), 2021 and 2020

Revenue

	Year Ended
	February 28(29),		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Revenue	$170,358	$132,507	$37,851	29%

Revenue increased $37.9 million, or 29%, to $170.4 million for the fiscal year ended February 28, 2021, referred to as fiscal 2021, as compared to $132.5 million for the fiscal year ended February 29, 2020, referred to as fiscal 2020. The increase was attributable primarily to growth in the number of customers served during fiscal 2021, as compared to fiscal 2020.

Cost of revenue, excluding depreciation and amortization

	Year Ended
	February 28(29),		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$93,673	$73,685	$19,988	27%

Cost of revenue, excluding depreciation and amortization increased $20.0 million, or 27%, to $93.7 million for fiscal 2021, as compared to $73.7 million for fiscal 2020. The increase was primarily due to an increase in personnel and related costs to serve the customer base which grew in fiscal 2021, as well as an increase in employee bonus compensation, as compared to fiscal 2020.

Cost of revenue, excluding depreciation and amortization, as a percentage of revenue for fiscal 2021 and 2020 decreased to 55% from 56% of total revenue, respectively. This decrease was driven primarily by cost efficiencies relative to revenue realized through continuing to scale our business in fiscal 2021.

Operating expenses

	Year Ended
	February 28(29),		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$49,955	$42,306	$7,649	18%
Sales and marketing	33,711	30,050	3,661	12%
General and administrative	31,584	26,154	5,430	21%
Depreciation and amortization	8,212	8,516	(304)	(4)%
Total operating expenses	$123,462	$107,026	$16,436	15%

Product and technology. Product and technology expense increased $7.6 million, or 18%, to $50.0 million for fiscal 2021, as compared to $42.3 million for fiscal 2020. The increase was primarily due to the addition of personnel in product development and product management in support of the development of new and existing offerings in connection with the expansion of our business, as well as an increase in employee bonus compensation, offset by a decrease in travel and entertainment expense.

Sales and marketing. Sales and marketing expense increased $3.7 million, or 12%, to $33.7 million for fiscal 2021, as compared to $30.1 million for fiscal 2020. The increase was primarily due to an increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business, as well as an increase in employee bonus compensation, offset by a decrease in travel and entertainment expense.

General and administrative. General and administrative expense increased $5.4 million, or 21%, to $31.6 million for fiscal 2021, as compared to $26.2 million for fiscal 2020. The increase was primarily due to the addition of personnel, preparation for our IPO, and ongoing operations as a public company after our IPO, as well as an increase in third-party consulting costs to support the expansion of our business and an increase in employee bonus compensation, offset by a decrease in travel and entertainment expense.

Depreciation and amortization. Depreciation and amortization expense decreased $0.3 million, or 4%, to $8.2 million for fiscal 2021, as compared to $8.5 million for fiscal 2020. The decrease was primarily due to certain capitalized software becoming fully depreciated during fiscal 2021, resulting in less depreciation expense as compared to the prior period.

Interest expense, net

	Year Ended
	February 28(29),		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Interest expense, net	$(3,724)	$(2,925)	$(799)	(27)%

Interest expense, net increased $0.8 million, or 27%, to $3.7 million for fiscal 2021, as compared to $2.9 million for fiscal 2020. The increase primarily reflected the increase in our debt borrowings during fiscal 2021 as compared to fiscal 2020 along with expenses incurred in terminating our Term Loan Facility in July 2020.

Liquidity and Capital Resources

We had cash and cash equivalents of $433.9 million as of February 28, 2021. Our cash equivalents are comprised primarily of cash and money market accounts held at banks.

Our Debt Arrangements

We had no outstanding debt as of February 28, 2021. During July 2020, we terminated our Term Loan Facility. We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019.

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

The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings will be at LIBOR plus 350 basis points or the lending institution’s base rate plus 250 basis points, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. During November 2020, the Company entered into an amendment to the 2019 Revolver, increasing the borrowing capacity to the maximum of $80.0 million. We also have an outstanding letter of credit to serve as an office landlord security deposit in the amount of $1.1 million. This letter of credit is secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $78.9 million.

During March 2020, we borrowed the available capacity of $48.7 to increase the Company’s cash position given the uncertainty in the overall business environment due to the COVID-19 pandemic. During July 2020, subsequent to our IPO, we repaid the 2019 Revolver in full, including all outstanding interest. The 2019 Revolver expires in July 2021 and may be automatically extended for an additional 12 months if we meet certain revenue thresholds defined under the credit agreement. The Company has achieved those revenue thresholds, and the 12-month extension shall occur upon delivery of our fiscal 2021 audited financial statements to the 2019 Revolver agent, provided that no default or event of default, as defined, shall have occurred and be continuing.

The 2019 Revolver contains a liquidity covenant calculated based on cash on hand plus available borrowings under the 2019 Revolver, a revenue covenant and certain reporting covenants. On August 21, 2020, we entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, we entered into another amendment to the 2019 Revolver which modified the allocation requirements of the Company’s cash to be held at each of the two lenders participating in the 2019 Revolver. On November 6, 2020, we entered into another amendment to the 2019 Revolver which increased the capacity from $50.0 million to $80.0 million, subject to the achievement of certain milestones as defined in the amendment. On March 2, 2021, we entered into another amendment to the 2019 Revolver in association with the acquisition of 2nd.MD and amended certain covenants. On March 23, 2021, we entered into another amendment to the 2019 Revolver in association with the convertible senior notes offering.

We were in compliance with all such applicable covenants as of February 28, 2021, and believe we are in compliance as of the date of this Annual Report on Form 10-K. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

On March 29, 2021, we issued an aggregate of $287.5 million principal amount of 0.50% Convertible Senior Notes due 2026 (the “Notes”), including the exercise in full by the initial purchasers of their option to purchase up to an additional $37.5 million aggregate principal amount of the Notes, pursuant to an Indenture dated as of March 29, 2021 (the “Indenture”), between us and U.S. Bank National Association, as trustee. The Notes will bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Notes will mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	February 28(29),
	2021	2020

	(in thousands)
Net cash used in operating activities	$(25,232)	$(34,247)
Net cash used in investing activities	(2,423)	(3,521)
Net cash provided by financing activities	428,384	28,222

Operating Activities.

Net cash used in operating activities decreased by $9.0 million to $25.2 million during fiscal 2021 from $34.2 million during fiscal 2020, primarily related to a change in accrued compensation and other assets partially offset by changes in accounts receivable and unbilled revenue. The change in accrued compensation is primarily due to the settlement of our annual bonuses related to the fiscal year ended February 29, 2020 through the issuance of fully vested stock options in lieu of cash payments in June 2020. The change in other assets is primarily due to the receipt of receivables related to an employee withholding tax associated with the exercise of stock and the reclassification of offering costs related to our IPO to additional paid-in capital. The change in accounts receivable and unbilled revenue is primarily due to an increase in accounts receivable at February 28, 2021 due to the modification of payment terms with our airline customers, as well as the increase in accounts receivable related to an increase in the number of customers at February 28, 2021 as compared to February 29, 2020.

Investing Activities.

Net cash used in investing activities decreased by $1.1 million to $2.4 million during fiscal 2021 from $3.5 million during fiscal 2020, primarily due to a decrease in property and equipment purchases during fiscal 2021, as compared to fiscal 2020.

Financing Activities.

Our cash flows from financing activities amounted to $428.4 million during fiscal 2021, mainly reflecting the net cash proceeds of $439.5 million as a result of our IPO and follow-on offering and proceeds from debt borrowings of $51.2 million, partially offset by debt repayments of $73.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of February 28, 2021:

	Payments due by period
	Less than			More than
	1 year	Years 2 - 3	Years 4 - 5	5 years	Total

	(in thousands)
Operating lease obligations(1)	$6,587	$13,202	$11,454	$15,726	$46,969
Fees on revolving credit facility(2)	77	—	—	—	77
Data license in connection with joint development agreement	215	475	260	—	950
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
(2)	The Company met certain revenue thresholds defined under the 2019 Revolver credit agreement which will result in a 12-month extension through July 2022 upon delivery of the audited financial statements to the 2019 Revolver agent, provided that no default or event of default, as defined, shall have occurred and be continuing. Additional fees will be incurred through that date.

We did not have any other contractual obligations, except as discussed above.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. We did not have any other off-balance sheet arrangements, except to the extent reflected under “— Contractual Obligations” above and in Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We earn revenue from our customers by providing personalized health guidance solutions to members. Our solutions allow members to interact with our Accolade Health Assistants and clinicians through various means of communication, including telephony and secure messaging via our mobile application and member web portal. We price our personalized health guidance solutions using a recurring PMPM fee, typically with a portion of the fee calculated as the product of a fixed rate times the number of eligible members (fixed PMPM fee), plus a variable PMPM fee calculated as the product of a variable rate times the number of eligible members (variable PMPM fee). The fees associated with the variable PMPM fee can be earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from the utilization of our services. In addition, our revenue is dependent on the number of members each month and the timing of revenue recognition discussed under “Key Metrics — Annual Contract Value.” As a result, we may report higher revenue in certain quarters relative to others. While we believe we have visibility into the seasonality of our business on a customer-by-customer basis, our rapid growth over the periods discussed in this Annual Report on Form 10-K may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and the comparability of our results of operations between periods may be materially affected.

Under ASC 606, we recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Accordingly, we determine revenue recognition by applying the following steps:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, we assess the type of services being provided and assess the performance obligations in the contract. Our contracts for personalized health guidance solutions include stand ready services and reporting performance obligations. Our contracts include stand ready services to provide eligible participants with access to our services and to perform an unspecified quantity of interactions with members during the contract period. Accordingly, our services are generally viewed as stand ready performance obligations comprised of a series of distinct daily services that are substantially the same and have the same pattern of transfer. For the stand ready services, we satisfy these performance obligations over time and recognize revenue related to our services as the services are provided using a measure of progress based upon the actual number of members eligible for the service during the respective period as a percentage of the estimated members expected to be eligible for the service over the term of the contract.

We include consideration for our revenue related to the achievement of performance metrics and the realization of healthcare cost savings when it is probable that a significant reversal of cumulative revenue will not occur. We estimate revenue using the most likely amount that we will receive. Estimates are based on our historical experience and best judgment at the time. Our estimates related to variable consideration are updated quarterly, and the total transaction price and revenue recognized are adjusted accordingly.

Contracts with Multiple Performance Obligations

Some of our contracts include multiple performance obligations. We account for performance obligations separately if they are capable of being distinct within the context of the contract. In these circumstances, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on overall pricing objectives, taking into consideration market conditions and other factors.

Specifically, some contracts contain an additional performance obligation, pre-launch open enrollment, for which the performance obligation is satisfied before the launch of our primary offering. For contracts that include pre-launch open enrollment support, we recognize related revenue over the pre-launch open enrollment period based on the number of eligible participants.

Stock-Based Compensation

We estimate the fair value of our stock options using the Black-Scholes option pricing model. This requires the input of subjective assumptions, including the fair value of our underlying common stock, the expected term of stock options, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock, the most critical of which, prior to our IPO, was the estimated fair value of common stock. The assumptions used in our option pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. The resulting fair value, net of actual forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.

These assumptions used in the Black-Scholes option pricing model, other than the fair value of our common stock, are estimated as follows:

●	Expected volatility. Since a public market for our common stock did not exist prior to our IPO in July 2020 and, therefore, we do not have an extensive trading history of our common stock, we estimated the expected volatility based on the volatility of similar publicly-held entities (guideline companies) over a period equivalent to the expected term of the awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to continue to consistently apply this process using the same or similar guideline companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available.
●	Expected term. We estimate the expected term using the simplified method, as we do not have sufficient historical exercise activity to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculates the average period the stock options are expected to remain outstanding as the midpoint between the vesting date and the contractual expiration date of the award.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities corresponding with the expected term of the option.
●	Expected dividend yield. We have never declared or paid any dividends and do not presently plan to pay dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

We are required to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations.

Historically for all periods prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, we exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

●	contemporaneous valuations performed at periodic intervals by unrelated third-party specialists;
●	rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
●	our actual operating and financial performance;
●	relevant precedent transactions involving our capital stock;
●	likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions and the nature and history of our business;
●	market multiples of comparable companies in our industry;
●	stage of development;
●	industry information such as market size and growth;
●	illiquidity of stock-based awards involving securities in a private company; and
●	macroeconomic conditions.

In valuing our common stock prior to our IPO, our board of directors determined the enterprise value of our company using both the income approach and market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on the cost of capital at a company’s stage of development. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial results to estimate the enterprise value of the subject company.

The resulting equity values derived by the income approach and market approach were then allocated between share classes by a hybrid of the Probability Weighted Expected Return Method (PWERM) and the Option Pricing Method (OPM). The hybrid method was selected to consider various outcomes for our company including an initial public offering or continuing as a private company. The values of the share classes under an initial public offering scenario were based on the expected pricing and timing of the anticipated event according to the PWERM. Conversely, the OPM was used to estimate the value of the share classes assuming we stayed private.

The PWERM estimates the value of the various equity classes based upon analysis of the future value for the enterprise under different potential outcomes including sale, merger, IPO, and dissolution. For each scenario, the value determined for the enterprise is allocated to each class of stock based upon the assumption that each class will maximize its value. The values determined for each class of stock under each scenario are weighted by the probability of each scenario and then discounted to a present value.

The OPM treats common stock and convertible preferred stock as call options on the enterprise’s value, with exercise prices based on the liquidation preference of the convertible preferred stock. Under this method, the common stock has value only if the funds available for distribution exceed the value of liquidation preference at the time of a liquidity event. If the total equity value exceeds the total liquidation preference of the convertible preferred stock, the preferred stock will receive a payout in cash in the case of a liquidation event or in common stock in the case of an IPO, and the preferred stock will then convert to common stock. Any incremental value above the total liquidation preference would be shared based on the converted ownership interests.

In the application of this method, the convertible features of the preferred equity classes, common options and warrants outstanding are considered.

After the equity value is determined and allocated to the various classes of shares, a discount for lack of marketability (DLOM) is applied to the various outcomes to arrive at the fair value of the common stock. A DLOM is applied based on the theory that as a private company, an owner of the stock has limited opportunities to sell this stock and any such sale would involve significant transaction costs, thereby reducing overall fair market value.

Application of these valuation approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Following our IPO, our board of directors relies on the closing price of our common stock as reported on the date of grant to determine the fair value of our common stock.

Accounting for Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As of February 28, 2021, we had $4.0 million of goodwill recorded on our consolidated balance sheet. For the purposes of impairment testing, we have determined that we have one reporting unit. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If that is the case, we perform a quantitative impairment test. We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, or more frequently whenever an event or change in circumstances indicates that the asset may be impaired. In performing our evaluation we assess qualitative factors such as overall financial performance of our reporting unit, anticipated changes in industry and market structure, and the competitive and regulatory environment. No indicators of impairment were identified during the fiscal year ended February 28, 2021 that required us to perform an interim assessment or recoverability test.

Realizability of Long-Lived Assets. We assess the realizability of our long-lived assets and related intangible assets, other than goodwill, quarterly, or sooner should events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider the following factors important in determining when to perform an impairment review: significant under-performance of a business or product line relative to budget; shifts in business strategies which affect the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews. When such events or changes in circumstances occur, we assess recoverability of these assets.

We assess recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If impairment indicators were present based on our undiscounted cash flow models, which include assumptions regarding projected cash flows, we would perform a discounted cash flow analysis to assess impairments on long-lived assets. Variances in these assumptions could have a significant impact on our conclusion as to whether an asset is impaired or the amount of any impairment charge. Impairment charges, if any, result in situations where any fair values of these assets are less than their carrying values.

In addition to our recoverability assessments, we routinely review the remaining estimated useful lives of our long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

We will continue to evaluate the values of our long-lived assets in accordance with applicable accounting rules. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

Recently Issued and Adopted Accounting Pronouncements

For more information on recently issued accounting pronouncements, see Note 2 in the accompanying Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (i) February 28, 2026 (the last day of the fiscal year following the fifth anniversary of our IPO), (ii) the last day of the first fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the first fiscal year in which we are deemed to be a “large accelerated filer”, as defined in the rules under the Exchange Act, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and any reference herein to “emerging growth company” has the meaning ascribed to it in the JOBS Act.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different from the information you might receive from other public reporting companies in which you hold equity interests. In particular, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act) for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, so long as we remain an emerging growth company, we will not be subject to the same implementation timing of new or revised accounting standards as other public companies that are not emerging growth companies until these standards apply to private companies unless we elect to early adopt as permitted by the relevant guidance for private companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We had cash and cash equivalents of $433.9 million and $33.2 million as of February 28(29), 2021 and 2020, respectively. Our cash equivalents are comprised primarily of cash, certificates of deposit and money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Foreign Currency Exchange Risk

We have in the past and may in the future be exposed to foreign currency exchange risks in the ordinary course of our business, but that exposure is not currently material to our business or results of operations.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2021. Based on the evaluation of our disclosure controls and procedures as of February 28, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, and the information to be included in the 2021 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be provided in our 2021 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. That information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be provided in our 2021 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. That information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be provided in our 2021 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. That information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be provided in our 2021 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. That information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be provided in our 2021 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. That information is incorporated herein by reference.

Part IV

Item 15. Exhibit and Financial Statement Schedules

The following documents are filed as part of this report:

1.	The consolidated financial statements of Accolade, Inc. and subsidiaries are included beginning from the section titled “Index to Consolidated Financial Statements” commencing on page F-1.
2.	All financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

3.	The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger by and among the Registrant, Maestro Merger Sub, LLC, Innovation Specialists LLC D/B/A 2nd.MD and Shareholder Representative Services, LLC dated January 14, 2021	8-K	001-39348	3.1	March 4, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39348	3.1	July 10, 2020
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-236786	3.4	February 28, 2020
4.1	Form of common stock certificate of the Registrant	S-1	333-236786	4.1	February 28, 2020
4.2	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant and Certain of Its Stockholders, dated October 2, 2019	S-1	333-236786	4.2	February 28, 2020
4.3	Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated March 3, 2021	8-K	001-39348	4.1	March 4, 2021
4.4	Indenture, dated as of March 29, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-39348	4.1	March 29, 2021
4.5	Form of Global Note, representing the Registrant’s 0.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to this 10-K).	8-K	001-39348	4.2	March 29, 2021
4.6	Description of the Registrant’s Securities					X
10.1*	Accolade, Inc. Amended and Restated 2007 Stock Option Plan, and forms of agreements thereunder	S-1	333-236786	10.1	June 16, 2020
10.2*	Accolade, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder	S-1	333-236786	10.2	June 16, 2020
10.3*	Accolade, Inc. 2020 Employee Stock Purchase Plan	S-1	333-236786	10.3	June 16, 2020
10.4*	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer	S-1	333-236786	10.	February 28, 202

10.5*	Employment Agreement by and between the Registrant and Rajeev Singh dated October 2015	S-1	333-236786	10.5	February 28, 2020
10.6*	Offer Letter by and between the Registrant and Stephen Barnes dated December 1, 2014	S-1	333-254291	10.6	March 15, 2021
10.7*	Offer Letter by and between the Registrant and Robert Cavanaugh dated October 26, 2015	S-1	333-236786	10.7	February 28, 2020
10.8	Credit Agreement by and among the Registrant, Comerica Bank and Western Alliance Bank dated July 19, 2019	S-1	333-236786	10.11	February 28, 2020
10.9+	First Amendment to Credit Agreement dated August 21, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	August 25, 202
10.10	Second Amendment to Credit Agreement dated September 11, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	10-Q	001-39348	10.8	October 14, 2020
10.11	Third Amendment to Credit Agreement dated November 6, 2020 by ad among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	November 9, 2020
10.12+	Fourth Amendment to Credit Agreement dated March 2, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	March 4, 2021
10.13	Fifth Amendment to Credit Agreement dated March 23, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank					X
10.14	Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated February 22, 2007	S-1	333-236786	10.1	February 28, 2020
10.15	First Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated July 24, 2008	S-1	333-236786	10.15	February 28, 2020
10.16	Second Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated March 3, 2009	S-1	333-236786	10.16	February 28, 2020

10.17	Third Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated August 5, 2010	S-1	333-236786	10.17	February 28, 2020
10.18	Fourth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated August 10, 2011	S-1	333-236786	10.18	February 28, 2020
10.19	Fifth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated January 31, 2012	S-1	333-236786	10.19	February 28, 2020
10.20	Sixth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated March 7, 2012	S-1	333-236786	10.20	February 28, 2020
10.21	Seventh Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated October 23, 2012	S-1	333-236786	10.21	February 28, 2020
10.22	Eighth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated December 1, 2017	S-1	333-236786	10.22	February 28, 2020
10.23+	Amended and Restated Services Agreement by and between the Registrant and Comcast Cable Communications Management, LC dated June 29, 2015	S-1	333-236786	10.23	February 28, 2020
10.24+	Amendment to Exhibits F and G to the Amended and Restated Services Agreement by and between the Registrant and Comcast Cable Communications Management, LLC dated August 25, 2016	S-1	333-236786	10.24	February 28, 2020
10.25+	Amendment to Exhibit C to the Amended and Restated Services Agreement by and between the Registrant and Comcast Cable Communications Management, LLC dated October 27, 2016	S-1	333-236786	10.25	February 28, 2020
10.26+	Amendment and Restatement of Exhibits F and G to the Amended and Restated Services Agreement by and between the Registrant and Comcast Cable Communications Management, LLC dated September 18, 2017	S-1	333-236786	10.26	February 28, 2020

10.27+	Renewal and Amendment to the Amended and Restated Services Agreement by and between the Registrant and Comcast Cable Communications Management, LLC dated October 20, 2017	S-1	333-236786	10.27	February 28, 2020
10.28+	Amendment 2 to the Amended and Restated Services Agreement by and between the Registrant and Comcast Cable Communications Management, LLC dated July 1, 2019	S-1	333-236786	10.29	February 28, 2020
10.29+	Amendment to the Amended and Restated Services Agreement by and between the Registrant and Comcast Cable Communications Management, LLC dated August 12, 2019	S-1	333-236786	10.30	February 28, 2020
10.30+	Second Renewal and Amendment to the Amended and Restated Services Agreement by and between the Registrant and Comcast Cable Communications Management, LLC dated June 19, 2020	S-1	333-236786	10.32	June 24, 2020
10.31	Office Lease by and Between the Registrant and 1201 Tab Owner, LLC dated May 28, 2019	S-1	333-236786	10.31	February 28, 2020
10.32*	Amended and Restated Non-Employee Director Compensation Policy	S-1	333-254291	10.31	March 15, 2021
10.33*	Master Services Agreement by and between United Healthcare Services, Inc. and Innovation Specialists, LLC d/b/a 2nd.MD dated December 19, 2016.	S-1/A	333-254291	10.32	April 1, 2021
10.34*	Statement of Work No. 3 to the Master Services Agreement by and Between United Healthcare Services, Inc. and Innovation Specialists, LLC d/b/a 2nd.MD dated September 1, 2019.	S-1/A	333-254291	10.33	March 15, 2021
21.1	Subsidiaries of the Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Indicates management contract or compensatory plan.

† We have omitted schedules and similar attachments to the subject agreement pursuant to Item 601 of Regulation S-K. We will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

+ Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 7, 2021.

ACCOLADE, INC.
By:	/s/ Rajeev Singh
Rajeev Singh Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rajeev Singh and Stephen Barnes, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rajeev Singh	Chief Executive Officer and Director (Principal Executive Officer)	May 7, 2021
Rajeev Singh
/s/ Stephen Barnes	Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2021
Stephen Barnes
/s/ J. Michael Cline	Director	May 7, 2021
J. Michael Cline
/s/ William H. Frist, Sr.	Director	May 7, 2021
William H. Frist, Sr.
/s/ Jeffrey Jordan	Director	May 7, 2021
Jeffrey Jordan
/s/ Cindy Kent	Director	May 7, 2021
Cindy Kent

/s/ Peter Klein	Director	May 7, 2021
Peter Klein
/s/ Dawn Lepore	Director	May 7, 2021
Dawn Lepore
/s/ Thomas Neff	Director	May 7, 2021
Thomas Neff
/s/ Patricia Wadors	Director	May 7, 2021
Patricia Wadors

ACCOLADE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Accolade, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Accolade, Inc. and subsidiaries (the Company) as of February 28, 2021 and February 29, 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended February 28, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2008.

Philadelphia, Pennsylvania

May 7, 2021

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	February 28(29),
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$433,884	$33,155
Accounts receivable, net	9,112	294
Unbilled revenue	2,725	895
Current portion of deferred contract acquisition costs	2,210	1,368
Current portion of deferred financing fees	93	279
Prepaid and other current assets	5,957	12,944
Total current assets	453,981	48,935
Property and equipment, net	9,227	13,625
Goodwill	4,013	4,013
Acquired technology, net	604	2,054
Deferred contract acquisition costs	6,067	3,876
Other assets	1,618	745
Total assets	$475,510	$73,248
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,390	$5,273
Accrued expenses	4,845	6,580
Accrued compensation	35,379	23,838
Deferred rent and other current liabilities	567	674
Due to customers	5,015	4,674
Current portion of deferred revenue	25,879	28,919
Total current liabilities	79,075	69,958
Loans payable, net of unamortized issuance costs	—	21,144
Deferred rent and other noncurrent liabilities	5,192	5,523
Deferred revenue	395	396
Total liabilities	84,662	97,021
Convertible preferred stock:
Preferred stock par value $0.0001; 25,000,000 shares authorized; 0 and 19,513,939 issued and outstanding at February 28(29), 2021 and 2020, respectively	—	233,022
Commitments (note 13)
Stockholders’ equity (deficit)
Common stock par value $0.0001; 500,000,000 shares authorized; 55,699,052 and 6,033,450 shares issued and outstanding at February 28(29), 2021 and 2020, respectively	6	2
Additional paid‑in capital	762,362	64,071
Accumulated deficit	(371,520)	(320,868)
Total stockholders’ equity (deficit)	390,848	(256,795)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$475,510	$73,248

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Fiscal Year Ended February 28(29),
	2021	2020	2019
Revenue	$170,358	$132,507	$94,811
Cost of revenue, excluding depreciation and amortization	93,673	73,685	60,568
Operating expenses:
Product and technology	49,955	42,306	35,708
Sales and marketing	33,711	30,050	23,456
General and administrative	31,584	26,154	19,665
Depreciation and amortization	8,212	8,516	9,391
Total operating expenses	123,462	107,026	88,220
Loss from operations	(46,777)	(48,204)	(53,977)
Interest expense, net	(3,724)	(2,925)	(2,374)
Other expense	(147)	(107)	(90)
Loss before income taxes	(50,648)	(51,236)	(56,441)
Income tax expense	(4)	(129)	(55)
Net loss	$(50,652)	$(51,365)	$(56,496)
Net loss per share, basic and diluted	$(1.72)	$(9.13)	$(12.17)
Weighted‑average common shares outstanding, basic and diluted	29,370,594	5,626,713	4,641,256

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except shares)

			Stockholders’ Equity (Deficit)
	Convertible				Additional
	Preferred Stock		Common stock		paid‑in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, March 1, 2018	16,545,536	$167,010	3,242,319	$1	$29,310	$(213,007)	$(183,696)
Sale of Series E preferred stock, net	2,095,365	47,654	—	—	—	—	—
Issuance of common stock warrants in connection with sale of Series E preferred stock	—	—	—	—	2,279		2,279
Issuance of common stock in lieu of bonus payment	—	—	121,143	—	569	—	569
Exercise of stock options and common stock warrants	—	—	253,087	—	1,002	—	1,002
Stock‑based compensation expense	—	—	—	—	5,721	—	5,721
Net loss	—	—	—	—	—	(56,496)	(56,496)
Balance, February 28, 2019	18,640,901	$214,664	3,616,549	$1	$38,881	$(269,503)	$(230,621)
Sale of Series F preferred stock, net	873,038	18,358	—	—	—	—	—
Issuance of common stock warrants in connection with sale of Series F preferred stock	—	—	—	—	1,585	—	1,585
Issuance of common stock in connection with acquisition	—	—	289,320	—	6,164	—	6,164
Issuance of common stock warrants in connection with July 2019 debt	—	—	—	—	779	—	779
Issuance of common stock in connection with joint development agreement	—	—	251,211	—	3,869		3,869
Exercise of stock options and common stock warrants	—	—	1,876,370	1	6,791	—	6,792
Stock‑based compensation expense	—	—	—	—	6,002	—	6,002
Net loss	—	—	—	—	—	(51,365)	(51,365)
Balance, February 29, 2020	19,513,939	$233,022	6,033,450	$2	$64,071	$(320,868)	$(256,795)
Exercise of stock options and common stock warrants and vesting of restricted stock units	—	—	1,342,801	—	9,272		9,272
Issuance of common stock in initial public offering, net of issuance costs of $4,596	—	—	11,526,134	1	231,227	—	231,228
Conversion of preferred stock into common stock	(19,513,939)	(233,022)	29,479,521	2	233,020	—	233,022
Automatic exercise of warrants into common stock in connection with initial public offering	—	—	1,401,836	—	—	—	—
Issuance of common stock in follow-on public offering, net of issuance costs of $600	—	—	5,750,000	1	208,046	—	208,047
Issuance of stock options to satisfy bonus obligation	—	—	—	—	5,735	—	5,735
Issuance of common stock in connection with 2019 acquisition	—	—	97,812	—	156	—	156
Issuance of common stock in connection with the employee stock purchase plan	—	—	67,498	—	1,259	—	1,259
Stock‑based compensation expense	—	—	—	—	9,576		9,576
Net loss	—	—	—	—	—	(50,652)	(50,652)
Balance, February 28, 2021	—	$—	55,699,052	$6	$762,362	$(371,520)	$390,848

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended February 28(29),
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(50,652)	$(51,365)	$(56,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,212	8,516	9,391
Amortization of deferred contract acquisition costs	1,657	985	794
Noncash interest expense	2,252	834	425
Noncash bonus	—	5,884	569
Loss on disposal of equipment	—	299	—
Stock‑based compensation expense	9,576	6,002	5,721
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(10,648)	(683)	6,522
Accounts payable and accrued expenses	2,991	5,838	1,515
Deferred contract acquisition costs	(4,690)	(2,399)	(2,499)
Deferred revenue and due to customers	(2,700)	2,286	16,192
Accrued compensation	16,356	(1,671)	2,381
Deferred rent and other liabilities	(505)	220	(555)
Other assets	2,919	(8,993)	(508)
Net cash used in operating activities	(25,232)	(34,247)	(16,548)
Cash flows from investing activities:
Capitalized software development costs	(374)	—	(1,943)
Purchases of property and equipment	(1,991)	(3,315)	(1,175)
Net cash paid in acquisition of MD Insider	—	(206)	—
Earnout payments to MD Insider	(58)	—	—
Net cash used in investing activities	(2,423)	(3,521)	(3,118)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriters' discounts and commissions and offering costs	439,410	—	—
Proceeds from sale of preferred stock, net	—	19,943	49,933
Proceeds from stock purchases under employee stock purchase plan	2,379	—	—
Proceeds from stock option and warrant exercises	9,348	6,619	1,002
Proceeds from borrowings on debt	51,166	1,660	3,000
Repayments of debt principal	(73,166)	—	(5,000)
Payments related to debt retirement	(753)	—	—
Principal payments under capital leases	—	—	(102)
Net cash provided by financing activities	428,384	28,222	48,833
Net increase (decrease) in cash and cash equivalents	400,729	(9,546)	29,167
Cash and cash equivalents, beginning of period	33,155	42,701	13,534
Cash and cash equivalents, end of period	$433,884	$33,155	$42,701
Supplemental cash flow information:
Interest paid	$2,296	$2,391	$2,609
Issuance of stock options in lieu of cash bonus	$5,735	$—	$569
Fixed assets included in accounts payable	$232	$45	$93
Other receivable related to stock option exercises	$97	$173	$—
Income taxes paid	$149	$55	$—
Common stock issued in connection with acquisition	$156	$6,164	$—
Offering costs included in prepaid assets and accounts payable and accrued expenses	$—	$3,042	$—
Common stock issued in connection with joint development agreement	$—	$3,869	$—
Common stock warrants issued in connection with debt	$—	$779	$—

See accompanying notes to consolidated financial statements.

Accolade, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except share and per share data)

(1) Background

(a)Business

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

(b)Liquidity

The Company has incurred net losses and cumulative negative cash flows from operations since inception. To date, the Company’s operations have been funded by capital raised from investors, debt facilities, and revenues in the normal course of business. Management believes that the Company’s cash and cash equivalents, plus customer revenues and advances and available borrowings under its debt facility, are sufficient to fund its operations through at least the next 12 months from the issuance of these consolidated financial statements. Additional financing may be required for the Company to successfully implement its long-term strategy. There can be no assurance that additional financing, if needed, can be obtained on terms acceptable to the Company. Subsequent to February 28, 2021, the Company paid approximately $236,200 related to the acquisition of Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD), including related expenses, and received $244,900 in proceeds, net of estimated expenses (including capped calls), in an offering of convertible senior notes. See note 16 for further details.

(c)COVID-19

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

(d)Initial Public Offering

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

(e)Follow-on Public Offering

On October 26, 2020, the Company closed a follow-on public offering of common stock in which the Company issued and sold 5,750,000 shares (inclusive of the underwriters’ over-allotment option to purchase 750,000 shares) of common stock at $38.50 per share. The Company received net proceeds of $208,046 after deducting underwriting discounts and commissions, as well as offering costs of $600, all of which were paid as of February 28, 2021.

(2) Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

Accolade’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the fair value of assets acquired and liabilities assumed for business combinations, unbilled revenues and deferred revenues, certain accrued expenses, stock-based compensation, assessment of the useful life and recoverability of long-lived assets, income taxes, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected.

(c)Comprehensive Loss

For the fiscal years ended February 28(29), 2021, 2020, and 2019, there was no difference between comprehensive loss and net loss.

(d)Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, unbilled revenue, other current assets, accounts payable, and accrued expenses approximates fair value due to the short-term nature of those instruments.

The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Inputs that are generally unobservable and typically reflect the Company’s estimate of assumptions that market participants would use in pricing the asset or liability.
(e)	Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash in banks and highly liquid investments, including certificates of deposit with a maturity date of less than 90 days, and money market treasury funds, purchased with an original maturity of three months or less. Cash equivalents consist of investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these instruments.

(f)Accounts Receivable and Unbilled Revenue

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company records unbilled revenue for services performed on contracts for amounts not yet billed to customers.

(g)Property and Equipment

Property and equipment are recorded at cost. Equipment acquired under capital leases is recorded at the present value of the minimum lease payments. Property and equipment are depreciated on a straight-line basis over their estimated useful lives.

Useful lives for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Office equipment and furniture			7	years
Computer equipment	3	-	5	years
Computer software	3	-	5	years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

(h)Capitalized Internal-Use Software Costs

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, including for tools that enable the Company’s employees to interact with members and their providers, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs related to minor upgrades, minor enhancements, and maintenance activities are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. Internal-use software is included in property and equipment and is amortized on a straight-line basis over 3 years.

For the fiscal years ended February 28(29), 2021, 2020, and 2019, the Company capitalized $374, $3,005, and $1,943, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the fiscal years ended February 28(29), 2021, 2020, and 2019, $4,560, $4,533, and $5,836, respectively.

(i)Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and acquired technology, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. There were no impairment charges recorded during the fiscal years ended February 28(29), 2021, 2020, and 2019.

(j)Intangible Assets

As part of the acquisition of MDI (Note 3), the Company acquired an intangible asset in the form of acquired technology in the amount of $2,900. This intangible asset is subject to amortization and is being amortized on the straight-line basis over its estimated useful life of two years. The Company recognized $1,450 and $846 in amortization expense during the fiscal years ended February 28(29), 2021 and 2020, respectively.

(k)Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit.

The Company performs its annual goodwill impairment test on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill.

The Company’s annual goodwill impairment test resulted in no impairment charges in the fiscal years ended February 28(29), 2021 and 2020.

(l)Revenue and Deferred Revenue

The Company earns revenue from its customers by providing personalized health guidance solutions to members. The Company’s solutions allow its members to interact with its Accolade Health Assistants and clinicians through various means of communication, including telephony and secure messaging via its mobile application and member portal. The Company prices its personalized health guidance solutions using a recurring per-member-per-month fee (PMPM), typically with a portion of the fee calculated as the product of a fixed rate times the number of eligible members (fixed PMPM fee), plus a variable PMPM fee calculated as the product of a variable rate times the number of eligible members (variable PMPM fee). The fees associated with the variable PMPM fee can be earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from the utilization of the Company’s services. Collectively, the fixed PMPM fee and variable PMPM fee are referred to as the total PMPM fee. The Company’s PMPM pricing varies by contract. In certain contracts, the maximum total PMPM fee varies during the contract term (total PMPM rate increases or decreases annually), while in other contracts, the total PMPM maximum fee is consistent over the term, yet the fixed and variable portions vary. For example, in certain contracts the fixed PMPM fee increases on an annual basis while the variable PMPM fee decreases on an annual basis, resulting in the same total PMPM fee throughout the term of the contract.

In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, the Company recognizes revenue when control of the promised services is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. Accordingly, the Company determines revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, the Company satisfies a performance obligation

At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. The Company’s contracts for personalized health guidance solutions include stand ready services as discussed in the following sentence and reporting performance obligations. The Company’s contracts include stand ready services to provide eligible participants with access to the Company’s services and to perform an unspecified quantity of interactions with members during the contract period. Accordingly, the Company’s services are generally viewed as stand ready performance obligations comprised of a series of distinct daily services that are substantially the same and have the same pattern of transfer. For the stand ready services, the Company satisfies these performance obligations over time and recognizes revenue related to its services as the services are provided using a measure of progress based upon the actual number of members eligible for the service during the respective period as a percentage of the estimated members expected to be eligible for the service over the term of the contract. The Company believes a measure of progress based on the number of members is the most appropriate measurement of control of the services being transferred to the customer as the amount of internal resources necessary to stand ready is directly correlated to the number of members who can use the services. In addition, the Company’s contracts may include additional add-on services as separate performance obligations that are also considered stand ready services. These add-on services have the same pattern of transfer and revenue recognition as discussed above.

The Company’s personalized health guidance solutions also include a distinct performance obligation related to reporting, which is provided to the customer on a daily, monthly, and/or quarterly basis and provides the customer with insights into various operational data and performance metrics. Although reporting is performed separately over regular intervals during the term of contract period, the Company recognizes revenue in a similar pattern of recognition and using a similar measure of progress as its stand ready services because the reporting services are performed evenly throughout the term of the contract. Revenues related to reporting services were not material for the fiscal years ended February 28(29), 2021, 2020, and 2019.

Some contracts contain an additional performance obligation, pre-launch open enrollment, for which the performance obligation is satisfied before the launch of the Company’s primary service. For contracts that include pre-launch open enrollment support, the Company recognizes related revenues over the pre-launch open enrollment period based on the number of eligible members.

The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on overall pricing objectives, taking into consideration market conditions and other factors, using an expected cost plus margin approach. The Company considered the variable consideration allocation exception in ASC 606 and concluded that such exception for allocating variable consideration to distinct performance obligations or distinct time periods within a series was not met primarily due to variability in its PMPM pricing.

The majority of fees earned by the Company are considered to be variable consideration due to both the uncertainty regarding the total number of members for which the Company will invoice the customer, as well as the variable PMPM fees that are dependent upon the achievement of performance metrics and/or healthcare cost savings. Performance metrics are measured monthly, quarterly, or annually, and with respect to the achievement of healthcare cost savings targets, annually (typically measured on a calendar year basis). Accordingly, at contract inception and on an ongoing basis, as part of the Company’s estimate of the transaction price, the Company determines whether any such fees should be constrained, and the Company includes the estimated consideration for those fees for which a significant reversal of cumulative revenue is not probable (and is therefore considered to be unconstrained). Consideration related to the Company’s achievement of healthcare cost savings is typically constrained until the end of the applicable calendar year due to uncertainty related to factors outside of the Company’s control. Consideration related to other performance metrics is typically not constrained based on the Company’s prior success of achieving such metrics. On an ongoing basis, the Company reassesses its estimates for variable consideration, which can change based upon its assessment of the achievement of performance metrics and healthcare cost savings, as well as the number of members.

The Company typically invoices its customers in advance of the services performed on a monthly or quarterly basis, and the amount invoiced typically represents the maximum total PMPM fee for the estimated number of eligible members over the applicable invoice period. The total PMPM fee covers both the stand ready services and reporting services in the Company’s typical contracts (i.e., the performance obligations are not separately priced or invoiced). The maximum total PMPM fee that is invoiced includes both the fixed PMPM fee and the variable PMPM fee related to the performance metrics and/or the realization of healthcare cost savings that can be achieved during the period. These fees are classified as deferred revenue on the Company’s consolidated balance sheet until such time that revenue can be recognized. In the event the Company fails to satisfy any of the performance metrics and/or realization of healthcare cost savings that are billed in advance, the Company will refund the applicable portion of the fee or offset the amount against a future invoice. These amounts are included in Due to Customers on the Company’s consolidated balance sheet. The Company’s accounts receivable represent rights to consideration that are unconditional.

As of February 28, 2021, $211,458 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Year Ending February 28(29),
2022	$141,361
2023	49,988
2024	19,606
2025	503
Total	$211,458

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the fiscal years ended February 28(29), 2021 and 2020 were the result of revenue recognized as well as net cash received. During the fiscal years ended February 28(29), 2021 and 2020, significant changes in the deferred revenue balances were the result of recognized revenue of $28,919 and $22,407, respectively, that were included in deferred revenue. In addition, significant changes to the contract asset balances during the fiscal years ended February 28(29), 2021 and 2020 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the years ended February28(29), 2021 and 2020 was $5,473 and $4,479, respectively. These changes in estimates were primarily due to the inclusion of consideration that was previously constrained related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $3,501 and $1,495 for the years ended February 28(29), 2021 and 2020, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made in two increments as follows: 75% upon signature of the contract, with the remaining 25% upon customer launch. The Company does not pay commissions on contract renewals.

Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $1,106, $665, and $377 for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $1,189 and $904 for the fiscal years ended February 28(29), 2021 and 2020, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $551, $320, and $417 for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively.

(m)Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money market funds. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents and perform periodic evaluations of the credit standing of such institutions.

Significant customers are those which represent 10% or more of the Company’s revenue during the period. For each significant customer, revenue as a percentage of total revenue was as follows:

	Year Ended February 28(29),
	2021	2020	2019
Customer 1	16.0%	23.8%	35.3%
Customer 2	11.8%	12.6%	2.7%
Customer 3	10.2%	11.7%	14.3%
Customer 4	9.8%	10.4%	7.7%
Customer 5	7.4%	9.5%	10.9%
Total	55.2%	68.0%	70.9%

Customers representing 10% or more of the Company’s revenue in each fiscal year had a total of $5,592 and $0 in accounts receivable outstanding at February 28(29), 2021 and 2020, respectively.

(n)Stock-Based Compensation

The Company recognizes compensation cost for awards to employees, nonemployee directors, consultants, and advisors based on the grant date fair value of stock-based awards on a straight-line basis over the period during which an award holder is required to provide service in exchange for the award. The Company estimates the fair value of each employee stock option on the date of grant using the Black-Scholes option pricing model.

(o)Cost of Revenue, excluding Depreciation and Amortization

Cost of revenue, excluding depreciation and amortization, consists primarily of personnel costs including salaries, wages, overtime, bonuses, stock-based compensation expense, and benefits, as well as software and tools for telephony, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of the Company’s personalized technology-enabled solutions.

(p)Product and Technology

Product and technology expenses consist of personnel expenses, including salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors for engineering, product, and design teams, and allocated overhead costs, as well as costs of software and tools for business analytics, data management, and IT applications that are not directly associated with delivery of the Company’s solutions to customers.

(q)Income Taxes

The provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the period. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

In evaluating the ability to realize deferred tax assets, the Company relies on taxable income in prior carryback years, the future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies.

Consistent with the provisions of FASB ASC Topic 740, Income Taxes, the Company does not recognize a tax benefit for a tax position in its financial statements unless it has concluded that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position; and that the amount of tax benefit recognized is measured at the largest amount of the tax benefit that, in the Company’s judgment, is greater than 50% likely to be realized. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions will more likely than not be sustained by the Company upon challenge by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold and that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current period. For the fiscal years ended February 28(29), 2021, 2020, and 2019, the Company did not recognize any amounts for unrecognized tax benefits. A reconciliation is not provided herein, as the beginning and ending amounts of unrecognized benefits are $0, with no additions, reductions, or settlements during the year. Tax years 2010 through present remain subject to examination by the U.S. and state taxing authorities.

(r)Segments

The Company’s chief operating decision maker, its Chief Executive Officer, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable operating segment.

As of February 28(29), 2021, 2020, and 2019, substantially all of Accolade’s long-lived assets were located in the United States, and all revenue was earned in the United States.

(s)Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in-capital generated as a result of the offering. Should the equity financing no longer be considered probable of being consummated, all deferred offering costs would be charged to operating expenses in the statement of operations. Deferred offering costs were $0 and $3,042 at February 28(29), 2021 and 2020, respectively, and are included within prepaid and other current assets on the accompanying consolidated balance sheet.

(t)New Accounting Pronouncements Not Yet Adopted

Leases: In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. In December 2018, the FASB issued ASU No. 2018-20,

Narrow-Scope Improvements for Lessor, Leases (Topic 842), which provides guidance on sales tax and other taxes collected from lessees. In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. The guidance (collectively ASC 842) will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASC 842 is effective for the Company for fiscal year ended February 28, 2023, and interim periods within the fiscal year ending February 29, 2024. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit loss (CECL) model, which will require entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. ASU 2016-13 is effective for the Company for fiscal year ended February 28, 2024. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Goodwill: In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the impairment test. Under the new guidance, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual and interim goodwill impairment tests performed in fiscal years ending after December 15, 2021. The Company adopted this guidance and implemented its provisions for the annual goodwill impairment testing for the year ended February 28, 2021. The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

Internal Use Software: In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for the fiscal year ending February 28, 2022, and interim periods within the fiscal year ending February 28, 2023. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In August 2020, the FASB issued ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if converted method. The Company early adopted the ASU effective March 1, 2021 using the modified retrospective method of adoption. The Company will apply this ASU to the convertible debt transaction entered into in March 2021 (see Note 16).

(3) Acquisition of MD Insider (MDI)

On July 31, 2019, the Company acquired the outstanding equity interests of MDI. Based in California, MDI is a provider of machine learning-enabled physician performance transparency. The following table summarizes the purchase consideration paid to MDI:

Consideration Paid
Cash consideration	$324
Fair value of equity issued	5,114
Fair value of contingent consideration	1,050
Total consideration paid	$6,488

The aggregate purchase price consideration of $6,488 was paid primarily through the issuance of up to 462,691 shares of the Company’s common stock, of which 387,132 were issued as of February 28, 2021, with the remaining shares issuable subject to certain working capital and indemnity adjustments (if applicable). Shareholders were eligible to receive 100,607 additional shares of the Company’s common stock upon the completion of a platform solution, as defined in the purchase agreement (MDI Earnout). The deadline to complete the cost transparency platform solution in order to qualify for the MDI Earnout was initially March 1, 2020, and was subsequently extended to July 1, 2020, by which time it had been earned. During August 2020, the Company issued 96,487 shares of common stock in connection with the MDI Earnout (which shares are included in the 387,132 shares issued as of February 28, 2021). The estimated fair value of the Company’s common stock and MDI Earnout was $5,114 and $1,050, respectively. The MDI Earnout was accounted for as an equity classified instrument and was not subject to remeasurement in subsequent periods.

The Company incurred a total of $567 in acquisition related costs that were expensed immediately and recorded in the Company’s consolidated statement of operations for the fiscal year ended February 29, 2020. The acquisition was not significant to the Company’s consolidated financial statements. The results of MDI’s operations since July 31, 2019 have been included in the Company’s consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash and cash equivalents	$118
Accounts receivable	98
Prepaid expenses	5
Goodwill	4,013
Intangible assets	2,900
Other assets	17
Total assets acquired	$7,151
Liabilities assumed:
Accounts payable	$321
Accrued expenses and other current liabilities	342
Total liabilities assumed	$663
Net assets acquired	$6,488

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The identifiable intangible asset principally relates to technology and is subject to amortization on a straight-line basis over two years. During the fiscal years ended February 28(29), 2021 and 2020, the Company recorded amortization expense of $1,450 and $846, respectively. The remaining intangible asset balance will be fully amortized in the year ended February 28, 2022.

The intangible asset was valued using the estimated replacement cost method. This method requires several judgments and assumptions to determine the fair value of the intangible asset, including expected profits and opportunity costs. Goodwill related to the acquisition is attributable to the workforce of MDI as well as the expected future growth into new and existing markets and is not deductible for income tax purposes.

(4) Property and Equipment

Property and equipment consisted of the following:

	February 28(29),
	2021	2020
Capitalized software development costs	$32,292	$35,867
Computer software	5,688	8,829
Computer equipment	8,386	9,383
Office equipment, furniture, and leasehold improvements	6,829	8,903
Office equipment and furniture under capital leases	312	1,251
	53,507	64,233
Less accumulated depreciation	(44,280)	(50,608)
Total	$9,227	$13,625

Depreciation and amortization expense related to property and equipment was $6,762, $7,670, and $9,391 and for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively. During the fiscal year ended February 28, 2021, the Company wrote off $3,950 of fully-depreciated capitalized software, $3,236 of fully-depreciated computer software, $2,206 of fully-depreciated computer equipment, $2,760 of fully-depreciated office equipment, furniture, and leasehold improvements, and $939 of fully-depreciated office equipment and furniture under capital leases.

During the fiscal year ended February 29, 2020, the Company accelerated depreciation in the amount of $1,634 related to the retirement of software. Also during 2020, the Company wrote off $680 of leasehold improvements and furniture/fixtures related to the termination of the Seattle lease (see note 13), resulting in a loss on disposal of $299.

(5) Accrued Expenses and Accrued Compensation

Accrued expenses consisted of the following:

	February 28(29),
	2021	2020
Accrued professional and consulting fees	$2,202	$3,375
Accrued software, hardware, and communication costs	400	228
Accrued litigation matter	—	1,100
Accrued taxes	1,074	512
Accrued other	1,169	1,365
Total	$4,845	$6,580

See note 13 for discussion regarding accrued litigation matter.

Accrued compensation at February 28(29), 2021 and 2020 includes $37 and $4,905, respectively, of payroll withholding taxes payable related to the exercise of nonqualified stock options during the preceding fiscal year. The Company has corresponding receivables for the same amounts, which are classified in prepaid and other current assets in the Company’s consolidated balance sheets.

Included in accrued compensation at February 29, 2020 is $5,884 of accrued bonus expense related to bonuses earned during the fiscal year ended February 29, 2020. This bonus amount was settled in June 2020 through the issuance of fully vested stock options exercisable into shares of the Company’s common stock. The Company determined the amount of stock options to be issued by taking the cash bonus earned divided by the fair value of the Company’s common stock at May 31, 2020, which was $17.50. The Company then used the Black Scholes methodology to determine the fair value of the stock options granted, which resulted in a grant-date fair value of $10.88 per stock option. The fair value of the stock options issued was determined using an estimated fair value of common stock based upon a third party valuation, expected volatility of 78.4%, expected term of 5.0 years, and risk-free interest rate of 0.3%.

(6) Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and within the fair value hierarchy:

	February 28, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$283,245	$—	$—	$283,245

	February 29, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$21,332	$—	$—	$21,332
Certificates of deposit	$5,000	$—	$—	$5,000

The carrying value of the Company’s debt approximates fair value based on interest rates available for debt with similar terms at February 29, 2020. The Company had no outstanding debt at February 28, 2021.

(7) Debt Facility

(a)Term Loan and Revolving Credit Facility

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

Amendment 1 resulted in an additional $2,000 of availability, increasing total availability to $22,000. Pursuant to Amendment 1, interest on the outstanding balance was payable monthly at a rate of 10.00% per annum and interest payable-in-kind accrued at a rate of 2.00% per annum, compounded monthly, and was due at maturity. Additionally, the Company was required to pay an exit fee equal to 1% of the aggregate principal borrowings at the time of maturity (end of term charge).

During May 2020, the Company entered into an additional amendment (Amendment 2) to the Term Loan agreement, which resulted in an additional $2,500 of availability, increasing total availability to $24,500. Pursuant to Amendment 2, interest on the outstanding balance was payable monthly at a rate of 8.00% per annum and interest payable-in-kind accrued at a rate of 4.50% per annum, compounded monthly, and was due at maturity. Additionally, the Company was required to pay a prepayment fee equal to 2% of the aggregate principal borrowings if prepayment occurred on or prior to December 31, 2020, and 0.50% if prepayment occurred after December 31, 2020 but on or prior to maturity (prepayment fee), plus the end of term charge. Amendment 2 was accounted for as a debt modification, and all new lender fees were recorded as additional debt discount and third-party costs incurred in connection with the amendment were expensed as incurred.

During July 2020, the Company terminated the Term Loan. The Company repaid the outstanding balance of $24,500 in its entirety, along with accrued interest in kind of $600, the end of term charge of $251, and the prepayment fee of $502.

During the fiscal years ended February 28(29), 2021, 2020, and 2019, the Company recorded interest expense of $2,837, $2,858, and $2,844, respectively, related to the Term Loan of which $1,045, $280, and $291, respectively, related to the amortization of the debt discount. For the year ended February 28, 2021, amortization of the debt discount included $502 related to the prepayment fee and $251 related to the end of term charge. The debt discount related to the Term Loan has been fully amortized at February 28, 2021.

Long-term debt consisted of the following at February 29, 2020:

February 29,
2020
Principal outstanding	$22,000
Interest payable‑in‑kind	273
Unamortized issuance costs	(1,129)
Total	$21,144

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

Interest on the outstanding balance of the 2017 Revolver was due monthly at a rate of the lending institution's prime referenced rate plus 1.00%, with the prime reference rate defined as the greater of (i) the lending institution's prime rate and (ii) the 30-day LIBOR plus 2.50%. Principal and interest were due at maturity.

The Company incurred issuance and other third-party costs of $61 related to the 2017 Revolver, which were deferred and were being amortized ratably over the term of the 2017 Revolver.

During July 2019, the Company terminated the 2017 Revolver and entered into a new revolving credit facility (the 2019 Revolver) with a syndicate of two banks, of which one was the lender under the 2017 Revolver. Under the 2019 Revolver, the Company had the capacity to borrow up to $50,000 on a revolving facility, and to the extent certain customer bookings thresholds were achieved, the capacity on the 2019 Revolver could increase by an additional amount of up to $30,000 (resulting in a total potential availability of $80,000). Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). During November 2020, the Company entered into an amendment to the 2019 Revolver, increasing the borrowing capacity to the maximum of $80,000. The 2019 Revolver contains a liquidity covenant calculated based on cash on hand plus available borrowings under the 2019 Revolver, a revenue covenant and certain reporting covenants.

As of February 28(29), 2021 and 2020, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,084 and $1,334, respectively. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility at February 28, 2021 to $78,916. No amounts are outstanding as of February 28, 2021.

The 2019 Revolver has a term of 24 months, and there is an automatic extension of an additional 12-month period should the Company achieve certain revenues, as defined. The Company has achieved those revenue thresholds, and the 12-month extension until July 2022 shall occur upon the delivery of these audited financial statements to the 2019 Revolver agent, provided that no default or event of default, as defined, shall have occurred and be continuing. The interest rate on the outstanding borrowings are at LIBOR plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the LIBOR rate and Base Rate subject to minimum levels. Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The 2019 Revolver was accounted for as a debt modification to which all new lender and third-party fees were deferred. Issuance costs of $543, including the fair value of warrants issued, were capitalized and are being amortized to interest expense over the remainder of the 2019 Revolver term. During the fiscal years ended February 28(29), 2021, 2020, and 2019, the Company recorded interest expense of $1,106, $273, and $72, respectively, related to the revolving credit facility of which $279, $195, and $31, respectively, related to the amortization of deferred financing fees. As of February 28(29), 2021 and 2020, the balance of deferred financing fees was $93 and $372, respectively, and is recorded in other assets in the accompanying consolidated balance sheets.

On August 21, 2020, the Company entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, the Company entered into another amendment of the 2019 Revolver which modified the amount of cash required to be held at each of the two lenders participating in the 2019 Revolver. On November 6, 2020, the Company entered into a third amendment to the 2019 Revolver, increasing the borrowing capacity to the maximum of $80,000. On March 2, 2021 and March 23, 2021, the Company entered into a fourth and fifth amendment, respectively, to the 2019 Revolver. See Note 16 for additional information.

The 2019 Revolver is collateralized by substantially all of the assets of the Company.

(8) Stockholders’ Equity (Deficit)

(a)Convertible Preferred Stock

On July 7, 2020, upon the closing of our IPO, all shares of our outstanding convertible preferred stock converted into 29,479,521 shares of common stock and, as of February 28, 2021, there were no shares of convertible preferred stock outstanding.

As of February 29, 2020, the authorized, issued and outstanding convertible preferred stock and their principal terms were as follows:

		Shares	Issued and	Carrying	Liquidation
Series	Par value	authorized	outstanding	amount	value
A‑1	$0.0001	3,560,000	3,559,995	$10,000	$10,000
A‑2	0.0001	2,579,999	2,579,994	10,000	10,000
B	0.0001	4,058,736	4,058,731	16,944	16,944
C	0.0001	601,160	601,151	7,000	7,000
D	0.0001	1,751,874	1,751,871	30,000	30,000
E	0.0001	6,089,189	6,089,159	140,720	145,300
F	0.0001	873,038	873,038	18,358	20,000
		19,513,996	19,513,939	$233,022	$239,244

During March 2018, the Company amended its Certificate of Incorporation to allow for additional Series E shares and issued 2,095,365 shares at $23.86195 per share during the period March through July 2018. The sales resulted in aggregate net cash proceeds of $49,933, after deducting $67 of issuance costs. In connection with this issuance, the Company issued warrants to purchase 541,159 shares of the Company’s common stock. The warrants had an exercise price of $0.0005 per share and a term of ten years. The Company calculated the issuance date fair value of the warrants using the Black-Scholes valuation methodology, which resulted in a fair value of $2,387. Accordingly, the Company allocated the proceeds from the Series E preferred stock, on a relative fair value basis, resulting in $2,279 allocated to the warrants during the fiscal year ended February 28, 2019.

During October 2019, the Company amended its Certificate of Incorporation to allow for the issuance of Series F preferred stock and issued 873,038 shares at $22.9085 per share, resulting in net cash proceeds of $19,943, after deducting $57 of issuance costs. In connection with this issuance, the Company issued a warrant to purchase 85,000 shares of the Company’s common stock. The warrant had an exercise price of $0.0005 per share and a term of ten years. The Company calculated the issuance date fair value of the warrant using the Black-Scholes valuation methodology, which resulted in an approximate fair value of $1,590. Accordingly, the Company allocated the proceeds and associated issuance costs from the Series F preferred stock, on a relative fair value basis, resulting in $1,585 and $18,358 allocated to the warrant and to the Series F preferred stock, respectively, during year ended February 29, 2020. Also, concurrently with the Series F preferred stock issuance, the Company entered into a partnership with the Series F holder under which the Company’s products will be marketed and sold by the Series F holder as part of the Series F holder’s broader product offerings.

The preferred stock was convertible, at the option of the holder, at any time, into fully paid and nonassessable shares of common stock. The number of shares of common stock into which each share of preferred stock may be converted was determined by dividing the original issue price by the conversion price in effect on the date that the holder elects to convert the shares of preferred stock. The initial conversion price was equal to the original issue price. For the Series A through Series E preferred stock, in connection with an initial public offering of securities, immediately prior to the public offering, the preferred stockholders received for each share of preferred stock held a number of shares of common stock as was determined by dividing the preference amount (discussed below) by the price per common share in the public offering. These shares are in addition to shares of common stock otherwise issuable upon conversion of the preferred stock.

Each share was to be automatically converted into shares of common stock upon the earlier of (i) the consummation of a firm commitment underwritten public offering of common stock (or common stock of successor corporation) at a public offering price of not less than $47.7239 (adjusted for any recapitalization) resulting in net proceeds to the Company (or successor corporation) of not less than $75,000, and listed on a national securities exchange or traded on the NASDAQ or (ii) the date specified by the written consent of the requisite preferred stockholders. The preferred stockholders elected to convert their shares to common stock in connection with the IPO.

No dividend was to be declared or paid on any shares of any other series or class of shares of the Company unless and until such distribution was also ratably declared and paid on all of the outstanding preferred stock (based on as-if converted amounts) at the same time as such distribution was paid on such other equity interests. No dividends were declared or paid.

In the event of any liquidation, dissolution, or winding up of the Company, either voluntarily or involuntarily and in the event of a sale of the Company, as defined, the holders of the preferred stock would have been entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to holders of the shares of common stock or any other shares by reason of their ownership of such shares, for each share of preferred stock the sum of (i) the original purchase price paid per each share of preferred stock (as adjusted for any stock dividends, combinations, splits, recapitalizations, and similar events) plus (ii) the amount of all accrued but unpaid dividends as discussed above (the sum is referred to as the preference amount). In the event the assets of the Company were not sufficient to distribute such amounts, each holder would receive their pro rata share of amounts available to be distributed. After full payment of the preference amount has been made to the holders of the Series A-1, A-2, B, C, D, and E preferred stock as described above, the holders of the common stock and the Series A-1, A-2, B, C, D, and E preferred stock would be entitled to share ratably in all remaining assets and funds, if any, based upon the number of shares of common stock then held with each share of Series A-1, A-2, B, C, D, and E preferred stock treated as holding the number of shares of common stock into which such shares of Series A-1, A-2, B, C, D, and E preferred stock were then convertible.

The preferred stockholders had the right to one vote for each share of common stock into which their preferred stock could then be converted.

The preferred stock was subject to redemption under certain deemed liquidation events, as defined in the Company’s charter, and as such, the preferred stock was considered contingently redeemable for accounting purposes.

(b)Common Stock

Upon completion of the IPO, the Company issued and sold 11,526,134 shares of common stock at an issuance price of $22.00 per share resulting in net proceeds of $231,228, after deducting underwriting discounts, commissions, and offering costs. In addition, the Company issued 1,401,836 shares of common stock as a result of the automatic net exercise of warrants.

The Company closed its follow-on public offering on October 26, 2020, during which the Company issued and sold 5,750,000 shares of common stock at an issuance price of $38.50 per share resulting in net proceeds of $208,046 after deducting underwriting discounts, commissions, and offering costs.

(9) Equity-based Compensation and Warrants

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Year Ended February 28(29),
	2021	2020	2019
Cost of revenue	$948	$318	$255
Product and technology	3,387	1,674	1,108
Sales and marketing	2,376	1,482	1,199
General and administrative	2,865	2,528	3,159
Total stock‑based compensation	$9,576	$6,002	$5,721

(a)Stock Options

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of February 28, 2021, there were 3,881,735 shares of common stock available for future grants under the Incentive Plan.

The Company recognizes stock-based compensation based on the grant date fair value of the awards and recognizes that cost using the straight-line method over the requisite service period of the award. The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. The absence of an active market for the Company’s common stock required it to estimate the fair value of the Company’s common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented. The Company obtained contemporaneous third-party valuations to assist in determining the estimated fair value of its common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options is based on the simplified method outlined in the SEC Staff accounting guidance, under which the Company estimates the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. The Company accounts for forfeitures as they occur. All stock options outstanding at February 28, 2021 are expected to vest according to their specific schedules.

During the years ended February 28(29), 2021, 2020 and 2019, the Company recognized $7,743, $6,002, and $5,721, respectively, of compensation expense related to stock options.

The Company did not capitalize any stock-based compensation expense to deferred costs for the years ended February 28(29), 2021 and 2020.

The weighted average grant date fair value for stock options granted during the years ended February 28(29), 2021, 2020 and 2019, was $11.42, $5.40, and $2.95, respectively. The fair value of the Company’s option grants is estimated at the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended February 28(29),
	2021	2020	2019
Estimated fair value of common stock	$9.62-$31.27	$2.40-$3.35	$4.80-$9.55
Exercise price	$15.40-$50.88	$4.70-$6.75	$9.60-$18.70
Expected volatility	68%-78%	46%-50%	50%
Expected term (in years)	5.00-6.25	6.25	6.25
Risk‑free interest rate	0.30%-0.64%	2.65%-2.94%	1.67%-2.62%
Dividend yield	—	—	—

The following is a summary of stock option activity under the Option Plan and Incentive Plan:

			Weighted
		Weighted‑	Remaining		Aggregate
		Average	Contractual		Intrinsic
	Stock Options	Exercise Price	Life In Years		Value
Balance, February 28, 2018	6,970,591
Granted	1,635,115
Exercised	(249,027)
Forfeited	(209,135)
Balance, February 28, 2019	8,147,544
Granted	2,084,046	$10.80
Exercised	(1,843,001)	$3.70
Forfeited	(392,533)	$5.70
Balance, February 29, 2020	7,996,056
Granted	2,167,775	$17.47
Exercised	(1,182,099)	$5.98
Forfeited	(257,963)	$
Balance, February 28, 2021	8,723,769	$8.97	7.0	years	$308,521,503
Vested and expected to vest as of February 28, 2021	8,520,372	$8.95	7.0	years	$301,383,636
Exercisable as of February 28, 2021	5,441,241	$6.43	5.8	years	$206,263,052

The aggregate intrinsic value of stock options exercised was $32,972, $22,033, and $305 for the years ended February 28(29), 2021, 2020, and 2019, respectively. As of February 28, 2021, approximately $22,736 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.0 years.

During June 2020, the Company issued 525,907 fully-vested stock options in lieu of cash payments related to the Company’s fiscal 2020 bonus with a value of $5,735. These options are included in the table above.

(b)Restricted Stock Units

The Company issued 191,415 time-based restricted stock units during the year ended February 28, 2021. No restricted stock units were issued prior to fiscal year 2021. These time-based restricted stock units are subject to a four-year vesting period, with one quarter of an award vesting one year after grant and the remainder vesting ratably on a monthly basis over the subsequent three years. The following is a summary of activity for the year ended February 28, 2021:

Restricted Stock Units
Balance, February 29, 2020	—
Granted	191,415
Vested	(702)
Forfeited	—
Balance, February 28, 2021	190,713

For the year ended February 28, 2021, the Company recognized $842 in restricted stock unit compensation expense, with $8,075 remaining of total unrecognized compensation costs related to these awards as of February 28, 2021. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.3 years. The weighted-average grant date fair value of restricted stock units granted during the year ended February 28, 2021 was $46.52.

(c)Common Stock Warrants

On June 29, 2015, the Company issued a warrant to its initial customer to purchase up to 200,000 common shares. Based on the vesting provisions and the remaining period over which the warrant was exercisable, the maximum number of shares that could vest pursuant to the warrant was 160,000 shares of common stock, all of which were exercised in March 2020.

In connection with the Term Loan amendment, the Company issued a warrant to purchase up to 86,600 shares of the Company’s common stock (the 2019 Term Loan Warrant) at an exercise price of $9.60 per share. The 2019 Term Loan Warrant vested 100% upon issuance and has a ten-year term, ending July 19, 2029. The Company calculated the fair value of the 2019 Term Loan Warrant using the Black-Scholes option pricing model, and the fair value of the 2019 Term Loan Warrant was determined to be $528. This amount was recorded as a debt discount and was amortized ratably over the Term Loan period.

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

The following table summarizes the activity for the Company’s warrants for the periods presented:

Common Stock
Warrants
Balance, February 28, 2018	928,945
Issued	541,159
Exercised	(4,061)
Balance, February 28, 2019	1,466,043
Issued	220,594
Exercised	(33,369)
Balance, February 29, 2020	1,653,268
Issued	—
Exercised	(160,000)
Automatic exercise of warrants in connection with IPO	(1,493,268)
Balance, February 28, 2021	—

On July 7, 2020, upon the closing of our IPO, 1,401,836 shares of common stock were issued upon the automatic net exercise of all warrants that were outstanding as of the IPO date. There were no warrants outstanding as of February 28, 2021.

(d)Employee Stock Purchase Plan

In July 2020, the Board of Directors adopted the Company’s ESPP, which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved under the ESPP is limited to 1,100,000 shares.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $991 during the year ended February 28, 2021 related to the ESPP.

During the year ended February 28, 2021, employees who elected to participate in the ESPP purchased a total of 67,498 shares of common stock, resulting in cash proceeds to the Company of $1,259. An additional $1,120 has been withheld via employee payroll deductions who have opted to participate in the next stock purchase plan period ending May 2021.

(10) Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan named the Accolade, Inc. 401(k) Plan (401(k) Plan). Under the 401(k) Plan, eligible employees may contribute up to the maximum allowed by law. Eligible employees are eligible for Company matching contributions on the first quarter following their one-year anniversary date, which are dollar for dollar up to 3% of an employee’s eligible compensation, up to $100 in annual compensation. Employer contributions are vested over a period of four years of service. The 401(k) Plan includes an employer discretionary profit-sharing contribution feature to allow the Company to make a contribution to eligible employees’ 401(k) Plan accounts. Profit sharing contributions are vested over a period of four years of service. The Company incurred expenses related to matching contributions totaling $1,599, $1,356, and $1,260 in 2021, 2020, and 2019, respectively, which were funded subsequent to each respective year-end.

(11) Income Taxes

Loss before income taxes consists of the following components:

	Year Ended February 28(29),
	2021	2020	2019
Domestic	$(50,934)	$(51,794)	$(56,585)
Foreign	286	558	144
Total	$(50,648)	$(51,236)	$(56,441)

Significant components of income taxes are as follows:

	Year Ended February 28(29),
	2021	2020	2019
Current:
Federal	$—	$—	$—
State and Local	37	—	—
Foreign	141	129	55
Total Current	178	129	55
Deferred:
Federal	—	—	—
State and Local	—	—	—
Foreign	(174)	—	—
Total deferred	(174)	—	—
Provision (benefit) for income taxes	$4	$129	$55

A reconciliation of income tax expense at the U.S. Federal statutory income tax rate to actual income tax provision is as follows:

	Year Ended February 28(29),
	2021	2020	2019
Federal income tax expense at statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.6	7.5	6.0
Stock-based compensation	(0.2)	3.9	(2.1)
Transaction costs	0.0	(0.2)	0.0
Changes in valuation allowances	(25.4)	(31.4)	(24.8)
Other	0.0	(1.0)	(0.2)
Effective Income Tax Rate	0.0%	(0.2)%	(0.1)%

Income tax expense for the fiscal years ended February 28(29), 2021, 2020, and 2019 differ from the U.S. statutory income tax rate primarily due to changes in valuation allowances, state income taxes and stock-based compensation.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate to 21 percent; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) creating a new limitation on deductible interest expense; (iv) changing rules related to uses and limitations of net operating carryforwards created in tax years beginning after December 31, 2017; and (v) changing the U.S. federal taxation of earnings of foreign subsidiaries.

U.S. GAAP accounting for income taxes required that the Company record the impact of any tax law change on deferred income taxes in the quarter that the tax law change was enacted. Due to the complexities involved in accounting for the enactment of the Tax Act, SEC Staff Accounting Bulletin (SAB) 118 allowed the Company to provide a provisional estimate of the impacts of the Tax Act in its earnings for the fourth quarter and year ending February 28, 2018. In connection with our adoption of the Tax Act and in consideration of SAB 118, there were no changes made to the provisional amounts recognized in connection with the enactment of the Tax Act. The accounting for the income tax effects of the Tax Act was complete as of February 28, 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence. Significant components of the Company’s deferred tax assets and liabilities at February 28(29), 2021 and 2020 are as follows:

	February 28(29),
	2021	2020
Deferred tax assets:
Net operating loss and tax credit carryforwards	$84,879	$76,508
Other accruals and reserves	6,107	3,413
Stock‑based compensation	871	561
Deferred rent	1,181	1,280
Interest expense deduction limitation carryforward	2,312	1,549
Property, plant & equipment	523	526
Other	820	355
Valuation allowance	(96,516)	(83,640)
Deferred tax assets	177	552
Deferred tax liabilities:
Intangibles	(3)	(552)
Deferred tax liabilities	(3)	(552)
Net deferred taxes	$174	$—

Net operating loss carryforwards amounted to $307,398 for U.S. federal and $283,377 for U.S. states at February 28, 2021 and $272,804 and $258,875, respectively, at February 29, 2020. These operating loss carryforwards related to the 2010 through current 2020 tax periods. At February 28, 2021, none of the operating loss carryforwards were subject to expiration until 2030. The operating loss carryforwards expiring in years 2030 through 2037 make up $53,184 of the recorded deferred tax asset. The remaining deferred tax asset relating to operating loss carryforwards of $31,695 have an indefinite expiration. In addition to operating loss carryforwards, research and development tax credit carryforwards amounted to $401 for U.S. federal and U.S. states at February 28, 2021. These tax credit carryforwards will expire in 2036. Under Section 382 of the Internal Revenue Code, the yearly utilization of a corporation’s net operating loss carryforwards may be limited following a change in ownership of greater than 50% (by value) over a three-year period. The yearly limitation is based on the value of the corporation immediately before the ownership change multiplied by the federal long-term tax-exempt rate. If a loss is not utilized in a year after an ownership change that yearly limit is carried forward to future years for the balance of the net operating loss carryforward period. As of February 28, 2021, the Company did not incorporate a yearly limitation under Section 382.

Management assesses the available positive and negative evidence to estimate if a valuation allowance is required to be recorded against existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company’s brief operating history and the net losses incurred since inception, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences. As a result, a full valuation allowance has been provided at February 28, 2021 and February 29, 2020 for U.S. Federal and state tax purposes. The Company had previously maintained a full valuation allowance associated with its Czech Republic entity. During the current year, due to the earnings history of its Czech Republic entity, the Company released the valuation allowance of its deferred tax assets. The changes in the valuation allowance were as follows:

	Year Ending February 28(29),
	2021	2020
Balance at the beginning of the period	$83,640	$61,902
Increase due to NOLs and temporary differences	12,876	16,100
Increase due to acquisitions	—	5,638
Balance at the end of the period	$96,516	$83,640

The Company has recorded a deferred tax asset of $2,312 for interest expense limited under the Tax Act at February 28, 2021. The interest expense limited has an unlimited carryforward period.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over tax basis of the investments in foreign subsidiaries that is indefinitely reinvested outside the U.S. The foreign subsidiary is identified as a branch for U.S. tax purposes, and therefore, a gross temporary difference for investment basis differences is not applicable.

The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets at February 28, 2021 and February 29, 2020 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statement of operations for the years ended February 28, 2021 and February 29, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also allows for retroactive accelerated income tax depreciation on certain leasehold improvement assets and changes to the limitations on business interest deductions for tax years beginning in 2019 and 2020 which increases the allowable business interest deduction from 30% to 50% of adjusted taxable income. The Company does not expect a material tax expense or tax benefit as a result of the CARES Act in subsequent periods.

(12) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended February 28(29),
	2021	2020	2019
Net loss	$(50,652)	$(51,365)	$(56,496)
Net loss per common share, basic and diluted	$(1.72)	$(9.13)	$(12.17)
Weighted‑average shares used to compute net loss per common share, basic and diluted	29,370,594	5,626,713	4,641,256

As the Company has reported net losses for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Year Ended February 28(29),
	2021	2020	2019
Stock options	8,723,769	7,996,056	8,147,544
Unvested restricted stock units	190,713	—	—
Common stock warrants	—	317,861	182,288
Total	8,914,482	8,313,917	8,329,832

(13) Commitments

(a)Leases

The Company leases its office premises in Pennsylvania, Washington, Arizona, California and the Czech Republic, pursuant to lease agreements that expire on various dates through 2030. The Company recognizes rent expense under such arrangements on a straight line basis. Rent expense was $6,304, $5,143, and $4,294 for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively. As of February 28(29), 2021 and 2020, the Company had security deposits of $468 and $477, respectively. The security deposits are included in other assets on the accompanying consolidated balance sheets.

On May 28, 2019, the Company entered into a new lease for its Seattle office space that expires in 2030. The new lease is subject to both certain early termination rights and an option to extend, as defined in the lease. The lease commencement date was October 1, 2019, and total future payments were $25,836. On December 30, 2019, the Company entered into a termination agreement for its prior Seattle office space, with a termination date of December 31, 2019. The Company paid $142 and, as a result of the termination, has no future obligations under the terms of the agreement.

The future aggregate minimum lease payments as of under all non-cancelable operating leases (including the Seattle lease discussed above) for the years noted are as follows:

Year Ending February 28(29),
2022	$6,587
2023	6,577
2024	6,625
2025	5,664
2026	5,790
Thereafter	15,726
$46,969

(b)Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity.

On August 1, 2017, certain former and current employees filed a suit against the Company seeking back wages for unpaid overtime as a result of alleged misclassification by the Company under the Pennsylvania Minimum Wage Act and the Federal Fair Labor Standards Act. As of February 28, 2018, based upon the facts and circumstances of this suit as well as the resolution of other such similar suits, the Company had determined that it was probable that it had a liability. Accordingly, the Company recorded a litigation expense and related accrued litigation expense in the amount of $650. During March 2019, a settlement agreement (the Settlement Agreement) was executed by both parties in the amount of $1,100, (the Settlement). Accordingly, during the fiscal year ended February 28, 2019, the Company recorded additional litigation expense and related accrual in the amount of $450 related to the settlement of this matter. The Settlement was ultimately approved by the Court and the Company paid $1,100 during April 2020.

(c)Employment Agreements

Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.

(14) Change Healthcare Joint Development Agreement

In February 2020, the Company entered into a joint development agreement, or JDA, and a data licensing agreement with Change Healthcare Holdings, or Change Healthcare, whereby Change Healthcare will be a strategic partner in providing various services to support the Company’s Total Care and Provider Services product offerings. Pursuant to the terms of JDA, Change Healthcare is providing intellectual property (IP), technical know-how, and advisory services to the Company as it develops price transparency products under the JDA that will be utilized by the Company in several of its product offerings. Either party is permitted to sell the price transparency product within each party’s respective service offerings. Each party is entitled to a royalty from the other party in connection with any net sales associated with the price transparency product that was developed under the JDA, not to exceed $2,500 in cumulative royalty payments.

The future data license fee payments the Company owes under this agreement for the years noted are as follows:

Year Ending February 28(29),
2022	$215
2023	230
2024	245
2025	260
$950

Concurrent with entering into the JDA, the Company entered into a five-year data licensing agreement with Change Healthcare who is one of the largest commercially available data set providers of de-identified claims in the United States. The licensing agreement includes annual increases in fees and the option to renew and extend beyond the initial five-year period. The annual licensing fees are subject to increases and decreases and contingent upon the achievement of performance objectives as defined in the data licensing agreement. Upfront payments for data licenses are deferred and are amortized into cost of revenue, as they pertain to the delivery of the Company’s product offerings.

Upon entering into the JDA and data licensing agreement, the Company issued 251,211 restricted shares of its common stock to Change Healthcare at an estimated fair value of $15.40 per share, or $3,869 in aggregate value.

Pursuant to the terms of the restricted share agreement, 150,727 of the shares vest immediately and the remaining 100,484 restricted shares vest upon the achievement of certain product development milestones, as defined. During the year ended February 28, 2021, the remaining 100,484 restricted shares vested upon the achievement of those milestones. The aggregate equity value was allocated to the JDA and data licensing agreement based on the relative fair value of the IP and technical know-how contributed by Change Healthcare within the JDA and the discounted pricing received from Change Healthcare within the data licensing agreement. The equity value allocated to the JDA and data licensing agreement in the amount of $3,005 was capitalized and deferred as internally developed software and other assets within the Company’s consolidated balance sheet, respectively, with an offsetting increase to additional paid-in capital. Costs that are capitalized and classified as internally developed software are amortized within depreciation and amortization in the Company’s consolidated statement of operations.

(15) Related Party Transactions

Entities affiliated with one of the Company’s significant customers owned more than 5% of the Company’s outstanding stock during the years ended February 28(29), 2021, 2020, and 2019. As of February 28, 2021, these entities no longer own more than 5% of the Company’s outstanding stock. Revenues related to this customer were $27,300, $31,556, and $33,433 during the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively. There were $2,325 and $0 in accounts receivable outstanding with this customer as of February 28(29), 2021 and 2020, respectively.

(16) Subsequent Events

Acquisition of 2nd.MD

On March 3, 2021, the Company acquired 2nd.MD, a Texas limited liability company. 2nd.MD is a leading expert medical opinion and medical decision support company based in Houston, TX. Under the terms of the Agreement and Plan of Merger, the Company provided cash consideration of $230,000 and issued 2,822,242 shares in Accolade common stock. The Company will issue up to an additional 2,170,972 shares of common stock upon achievement of defined revenue milestones following the closing. The Company is in the process of accounting for this transaction and expects to disclose the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed in the Company’s subsequent Form 10-Q. For the year ended February 28, 2021, the Company incurred $2,050 in acquisition related costs that were expensed immediately and recorded in the Company’s consolidated statement of operations.

Offering of Convertible Senior Notes

On March 29, 2021, the Company issued an aggregate of $287,500 in convertible senior notes (the Notes), including the exercise in full by the initial purchasers of their option to purchase up to an additional $37,500 aggregate principal amount of the Notes pursuant to an Indenture dated as of March 29, 2021. The Notes are general unsecured obligations of Accolade and accrue interest payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021, at a rate of 0.50% per year. The Notes will mature on April 1, 2026, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 19.8088 shares of Accolade common stock per $1 principal amount of the Notes. The Notes will be convertible into cash, shares of Accolade’s common stock, or a combination of cash and shares of Accolade’s common stock, at the Company’s election.

The Company may redeem for cash all or any portion of the Notes (subject to a partial redemption limitation), at its option, on or after April 6, 2024 if the latest reported sale price of Accolade’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which Accolade provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Accolade provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In connection with the pricing of the Notes, Accolade entered into capped call transactions with certain of the initial purchasers and/or their respective affiliates and another financial institution. The capped call transactions will cover, subject to customary adjustments, the number of shares of Accolade’s common stock that initially underlie the Notes. The capped call transactions are expected to offset the potential dilution to Accolade’s common stock as a result of the conversion of the Notes, with such offset subject to a cap initially equal to $76.20.

The net proceeds from the offering of the Notes was $279,300, after deducting the initial purchasers’ discount and estimated expenses payable by Accolade. The Company used $34,400 of the net proceeds from the Note offering to pay the costs of the capped call transactions in connection with the Note offering.

Amendments to Revolving Credit Facility

On March 2, 2021, the Company entered into an amendment to the 2019 Revolver in association with the acquisition of 2nd.MD to be completed and amended certain revenue covenants. On March 23, 2021, the Company entered into an amendment to the 2019 Revolver in association with the issuance of the Convertible Senior Notes.

Pending Acquisition of PlushCare

On April 23, 2021, the Company announced it has signed a definitive agreement to acquire PlushCare, Inc., a Delaware corporation (PlushCare). PlushCare is a leading provider of virtual primary care and mental health treatment based in San Francisco, CA. Under the terms of the agreement, the purchase price of up to $450,000 will consist of $40,000 in cash, $340,000 in Accolade common stock, and up to an additional $70,000 of Accolade common stock payable upon the achievement of defined revenue milestones following the closing.