Form 10-Q
period 2021-05-31
Accolade, Inc.
filed 2021-07-08
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021

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

As of June 30, 2021, 66,073,740 shares of the registrant’s common stock were outstanding.

ACCOLADE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Item 1A – Risk Factors”, below.

●	We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
●	We derive a significant portion of our revenue from our largest customers. Our largest customer, Comcast Cable, accounted for 16% and 24% of our revenue for the fiscal years ended February 28(29), 2021 and 2020, respectively, and accounted for 12% of our revenue for the three months ended May 31, 2021. Additionally, our three largest customers, including Comcast, accounted for 38% of our revenue for the fiscal year ended February 28, 2021, and accounted for 23% of our revenue for the three months ended May 31, 2021. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.
●	We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.
●	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.
●	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
●	Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality and due to the fact that a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings.
●	If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.
●	If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistant, clinical, and various product and technology roles, our business could be adversely affected.
●	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations. For example, in July 2019 we acquired MD Insider; in March 2021 we acquired 2nd.MD; and in June 2021 we acquired PlushCare.
●	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.
●	The Coronavirus Disease 2019 (COVID-19) pandemic may significantly disrupt our operations and negatively impact our business, financial condition, and results of operations.

If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business could be harmed.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	May 31,	February 28,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$325,508	$433,884
Marketable securities	99,998	—
Accounts receivable, net	15,311	9,112
Unbilled revenue	2,711	2,725
Current portion of deferred contract acquisition costs	2,471	2,210
Current portion of deferred financing fees	23	93
Prepaid and other current assets	7,435	5,957
Total current assets	453,457	453,981
Property and equipment, net	12,157	9,227
Goodwill	214,177	4,013
Intangible assets, net	203,498	604
Deferred contract acquisition costs	6,451	6,067
Other assets	1,752	1,618
Total assets	$891,492	$475,510
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,089	$7,390
Accrued expenses	7,498	4,845
Accrued compensation	25,027	35,379
Deferred rent and other current liabilities	1,763	567
Due to customers	6,495	5,015
Current portion of deferred revenue	32,907	25,879
Contingent consideration liabilities	86,708	—
Total current liabilities	167,487	79,075
Convertible notes, net of unamortized issuance costs	279,434	—
Deferred rent and other noncurrent liabilities	7,014	5,192
Deferred revenue	448	395
Total liabilities	454,383	84,662

Commitments (note 11)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 58,808,792 and 55,699,052 shares issued and outstanding at May 31, 2021 and February 28, 2021, respectively	6	6
Additional paid-in capital	857,330	762,362
Accumulated deficit	(420,227)	(371,520)
Total stockholders’ equity	437,109	390,848
Total liabilities and stockholders’ equity	$891,492	$475,510

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended May 31,
	2021	2020
Revenue	$59,527	$35,894
Cost of revenue, excluding depreciation and amortization	35,936	22,239
Operating expenses:
Product and technology	15,939	11,370
Sales and marketing	14,509	7,315
General and administrative	22,002	5,667
Depreciation and amortization	8,696	1,928
Change in fair value of contingent consideration	10,460	—
Total operating expenses	71,606	26,280
Loss from operations	(48,015)	(12,625)
Interest expense, net	(618)	(1,282)
Other expense	(55)	(15)
Loss before income taxes	(48,688)	(13,922)
Income tax expense	(19)	(38)
Net loss	$(48,707)	$(13,960)

Net loss per share, basic and diluted	$(0.84)	$(1.86)

Weighted-average common shares outstanding, basic and diluted	58,261,233	7,524,016

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

In thousands, except shares)

	Convertible Preferred stock		Stockholders' Equity (Deficit)
			Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, February 29, 2020	19,513,939	$233,022	6,033,450	$2	$64,071	$(320,868)	$(256,795)
Exercise of stock options and common stock warrants	—	—	347,807	—	2,999	—	2,999
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
Net loss	—	—	—	—	—	(13,960)	(13,960)
Balance, May 31, 2020	19,513,939	$233,022	6,381,257	$2	$68,329	$(334,828)	$(266,497)

Balance, February 28, 2021	—	—	55,699,052	6	762,362	(371,520)	390,848
Issuance of common stock in connection with acquisition	—	—	2,822,242	—	116,187	—	116,187
Issuance of replacement awards in connection with acquisition	—	—	—	—	1,520	—	1,520
Exercise of stock options and vesting of restricted stock units	—	—	236,982	—	2,141	—	2,141
Purchase of capped calls	—	—	—	—	(34,503)	—	(34,503)
Issuance of common stock in connection with the employee stock purchase plan	—	—	50,516	—	1,948	—	1,948
Stock-based compensation expense	—	—	—	—	7,675	—	7,675
Net loss	—	—	—	—	—	(48,707)	(48,707)
Balance, May 31, 2021	—	$—	58,808,792	$6	$857,330	$(420,227)	$437,109

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended May 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(48,707)	$(13,960)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization expense	8,696	1,928
Amortization of deferred contract acquisition costs	602	393
Change in fair value of contingent consideration	10,460	—
Noncash interest expense	379	141
Stock-based compensation expense	7,675	1,259
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable and unbilled revenue	(409)	(2,016)
Accounts payable and accrued expenses	268	(1,683)
Deferred contract acquisition costs	(507)	(647)
Deferred revenue and due to customers	7,643	5,159
Accrued compensation	(13,247)	2,789
Deferred rent and other liabilities	(82)	146
Other assets	(385)	(1,826)
Net cash used in operating activities	(27,614)	(8,317)
Cash flows from investing activities:
Purchase of marketable securities	(99,998)	—
Capitalized software development costs	—	(289)
Purchases of property and equipment	(701)	(249)
Cash paid for acquisition, net of cash acquired	(228,013)	—
Net cash used in investing activities	(328,712)	(538)
Cash flows from financing activities:
Payments of initial public offering costs	—	(721)
Proceeds from stock option and warrant exercises	1,991	2,937
Payments of equity issuance costs	(23)	—
Payment of debt issuance costs	(8,101)	—
Payment for purchase of capped calls	(34,443)	—
Proceeds from stock purchases under employee stock purchase plan	1,026	—
Proceeds from borrowings on debt	287,500	51,166
Net cash provided by financing activities	247,950	53,382
Net increase (decrease) in cash and cash equivalents	(108,376)	44,527
Cash and cash equivalents, beginning of period	433,884	33,155
Cash and cash equivalents, end of period	$325,508	$77,682
Supplemental cash flow information:
Interest paid	$51	$586
Fixed assets included in accounts payable	$292	$42
Other receivable related to stock option exercises	$247	$234
Income taxes paid	$31	$13
Common stock issued in connection with acquisition	$116,187	$—
Replacement awards issued in connection with acquisition	$1,520	$—
Debt issuance and offering costs included in accounts payable and accrued expenses	$304	$2,474

See accompanying notes to condensed consolidated financial statements.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data)

(1)   Background

The entity was initially organized as a limited liability company under the name Accretive Care LLC in Delaware on January 23, 2007. On June 14, 2010, the entity converted from a limited liability company to a Delaware corporation and changed its name to Accolade, Inc. (Accolade or together with its subsidiaries, the Company).  Accolade’s offices and operations are in Seattle, Washington; Plymouth Meeting, Pennsylvania; Houston, Texas; Scottsdale, Arizona; Santa Monica, California; and Prague, Czech Republic.

The Company provides personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. The Company’s customers are primarily employers that contract with Accolade to provide their employees and their employees’ families (the members) a single place to turn for their health, healthcare, and benefits needs. The Company also offers expert medical opinion services to employer customers through the acquisition of Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD). With the acquisition of Plushcare, Inc. (PlushCare), the Company offers virtual primary care services, both directly to consumers and to employer customers. These services are designed to drive better healthcare outcomes and increased satisfaction for the participants while lowering costs for the payor. The Company provides its services to customers throughout the United States.

(2)   Basis of Presentation and Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended February 28, 2021 appearing in the Company’s Annual Report on Form 10-K and filed with the Securities and Exchange Commission (the SEC) on May 7, 2021.

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

(b)  Unaudited Interim Financial Statements

The accompanying consolidated financial statements and the related footnote disclosures are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim consolidated financial position as of May 31, 2021 and the results of its operations and its cash flows for the three months ended May 31, 2021 and 2020. The results for the three months ended May 31, 2021, are not necessarily indicative of results to be expected for the year ending February 28, 2022, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 28, 2021.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

For the three months ended May 31, 2021 and 2020, the Company capitalized $0 and $289, respectively, for internal-use software.  Amortization expense related to capitalized internal-use software during the three months ended May 31, 2021 and 2020 was $1,214 and $1,011, respectively.

(d)  Intangible Assets

As part of the acquisition of 2nd.MD in March 2021, (Note 4), the Company acquired intangible assets in the form of developed technology, customer relationships, trade name, supplier-based network, and non-compete agreements in the amount of $209,500. These intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives which vary from 3 to 20 years. Amortization expense related to the intangible assets was $6,243 during the three months ended May 31, 2021.

As part of the acquisition of MD Insider, Inc. (MDI) in July 2019 (Note 4), the Company acquired an intangible asset in the form of acquired technology in the amount of $2,900. This intangible asset is subject to amortization and was amortized on the straight-line basis over its estimated useful life of two years. Amortization expense related to the intangible asset was $362 and $362 during the three months ended May 31, 2021 and 2020, respectively.

The caption “Acquired technology, net” included on the balance sheet in previous filings has been changed to “Intangible assets, net” as of May 31, 2021.

(e)  Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and marketable securities. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money market funds. Marketable securities are comprised of United States treasury bills with original maturities of 120 days. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

Significant customers are those which represent 10% or more of the Company’s revenue during the periods. For each significant customer, revenue as a percentage of total revenue was as follows:

	For the three months ended May 31,
	2021	2020
Customer 1	11.9%	20.2%
Customer 2	6.2%	10.9%
Customer 3	5.1%	10.9%
Total	23.2%	42.0%

Accounts receivable outstanding related to these customers at May 31, 2021 was as follows:

May 31, 2021
Customer 1	$2,208
Customer 2	117
Customer 3	1,551

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(f)  Marketable securities

The Company classifies its marketable securities as available-for-sale, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at fair market value. The total unrealized gain related to the marketable securities was inconsequential during the three months ended May 31, 2021.

(g)  New Accounting Pronouncements Not Yet Adopted

Leases: In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessor, Leases (Topic 842), which provides guidance on sales tax and other taxes collected from lessees. In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective Dates for Certain Entities, which delayed the adoption period of Topic 842. The guidance (collectively ASC 842) will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASC 842 is effective for the Company for its fiscal year ending February 28, 2023, and interim periods within the fiscal year ending February 29, 2024. Early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit loss (CECL) model, which will require entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. ASU 2016-13 is effective for the Company for its fiscal year ending February 28, 2024. Early adoption is permitted. The Company does not believe that this standard will have a material impact on the Company’s consolidated financial statements and related footnote disclosures.

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

(h)  Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company early adopted the ASU effective March 1, 2021 using the modified retrospective method of adoption and is applying this ASU to the convertible debt transaction entered into in March 2021.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(3) Revenue

The Company earns revenue from its customers by providing personalized health guidance solutions and expert medical opinion services to members. The Company’s solutions allow its members to interact with its Accolade Health Assistants and clinicians as well as medical specialists through various means of communication, including telephony and secure messaging and via its mobile application and member portal. The Company prices its personalized health guidance solutions using a recurring per-member-per-month fee (PMPM), typically with a portion of the fee calculated as the product of a fixed rate times the number of members (fixed PMPM fee), plus a variable PMPM fee calculated as the product of a variable rate times the number of members (variable PMPM fee). The fees associated with the variable PMPM fee can be earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from the utilization of the Company’s services. Collectively, the fixed PMPM fee and variable PMPM fee are referred to as the total PMPM fee. The Company’s PMPM pricing varies by contract. In certain contracts, the maximum total PMPM fee varies during the contract term (total PMPM rate increases or decreases annually), while in other contracts, the total PMPM maximum fee is consistent over the term, yet the fixed and variable portions vary. For example, in certain contracts the fixed PMPM fee increases on an annual basis while the variable PMPM fee decreases on an annual basis, resulting in the same total PMPM fee throughout the term of the contract.

The Company prices its expert medical opinion services using a recurring PMPM fee or a per-consultation fixed case rate. The fees associated with the PMPM fee for expert medical opinion services may be tiered based upon the customer’s utilization percentages. Similar to the personalized health guidance solutions, a percentage of PMPM fees and per-consultation fixed case rate fees related to expert medical opinion services is typically variable and can be earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from the utilization of the Company’s services.

At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. The Company’s contracts for personalized health guidance solutions and expert medical opinion services generally include two performance obligations: stand ready services as discussed in the following sentence and reporting. The Company’s contracts include stand ready services to provide eligible participants with access to the Company’s services and to perform an unspecified quantity of interactions with members during the contract period. Accordingly, the Company’s services are generally viewed as stand ready performance obligations comprised of a series of distinct daily services that are substantially the same and have the same pattern of transfer. For the stand ready services related to personalized health guidance solutions, the Company satisfies these performance obligations over time and recognizes revenue related to its services as the services are provided using a measure of progress based upon the actual number of members eligible for the service during the respective period as a percentage of the estimated members expected to be eligible for the service over the term of the contract. The Company believes a measure of progress based on the number of members is the most appropriate measurement of control of the services being transferred to the customer as the amount of internal resources necessary to stand ready is directly correlated to the number of members who can use the services. For the stand ready services related to expert medical opinion services, the Company satisfies these performance obligations over time and recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient. In addition, the Company’s contracts may include additional add-on services as separate performance obligations that are also considered stand ready services. These add-on services have the same pattern of transfer and revenue recognition as discussed above.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

As of May 31, 2021, $192,377 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Fiscal year ending February 28(29),
Remainder of 2022	$121,161
2023	51,565
2024	19,045
2025	606
Total	$192,377

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the three months ended May 31, 2021 and 2020 were the result of revenue recognized as well as net cash received and liabilities assumed associated with the acquisition of 2nd.MD. During the three months ended May 31, 2021 and 2020, significant changes in the deferred revenue balances were the result of recognized revenue of $18,925 and $21,689, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the three months ended May 31, 2021 and 2020 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended May 31, 2021 and 2020 was $1,410 and $1,479, respectively. These amounts relate to the ratable recognition through the minimum contract term of performance obligations satisfied in prior periods related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $427 and $503 for the three months ended May 31, 2021 and 2020, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.

Deferred commissions are paid over the first year of a contract and are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $438 and $233 for the three months ended May 31, 2021 and 2020, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $81 and $144 for the three months ended May 31, 2021 and 2020, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $164 and $160 for the three months ended May 31, 2021 and 2020, respectively.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(4)   Acquisitions

Acquisition of 2nd.MD

On March 3, 2021, the Company acquired all the outstanding equity interests of 2nd.MD.  Based in Houston, Texas, 2nd.MD is a leading expert medical opinion and medical decision support company. The results of operations and financial position of 2nd.MD are included in the Company’s consolidated financial statements from the date of acquisition.

The preliminary consideration paid was comprised of cash, common stock, and contingent consideration as follows:

Consideration Paid
Cash consideration, net of cash acquired	$228,013
Fair value of common stock issued	116,187
Fair value of replacement awards	1,520
Fair value of contingent consideration	76,248
Total consideration paid	$421,968

The aggregate purchase consideration of $421,968 was provided through cash of $228,013 (net of $205 cash acquired) and the issuance of up to 4,384,882 shares of the Company’s common stock, of which 2,822,242 were issued upon closing of the acquisition, of which 2,495,441 were fully vested at the time of issuance with the remaining 326,801 vesting over future service periods. The cash consideration in the above table includes the repayment of 2nd.MD debt of $13,026. The contingent consideration represents potential obligations for the Company to issue up to 1,889,441 additional shares of its common stock to the selling shareholders of 2nd.MD and is comprised of two earnout scenarios associated with (1) a contract renewal and (2) the achievement of certain future revenue milestones. The contract renewal portion of the contingent consideration was achieved in May 2021 and the Company will subsequently issue 283,416 shares of its common stock. The achievement of certain future revenue milestones will be determined in January 2022. The estimated fair value of the replacement awards issued in the above table is comprised of 120,760 restricted stock units issued to 2nd.MD employees with an estimated fair value of $5,434 of which $1,520 was attributable to pre-acquisition services. The remaining estimated value of $3,914 associated with the replacement awards is attributable to post-acquisition services and will be expensed over the future requisite service periods of the awards.

Several key 2nd.MD employees entered into agreements with the Company whereby their pro rata portion of shares to be issued at closing and upon achievement of the contingent consideration milestones are also subject to continuous employment with the Company and vest annually over a period of two years following the acquisition date. Upon voluntary termination of employment, any unvested shares will be forfeited. Due to the risk of forfeiture upon termination of employment, the aggregate 326,801 shares issued at closing and the aggregate shares eligible to be issued upon achievement of the contingent consideration milestones of 281,531 shares have been excluded from the purchase price and contingent consideration. These shares are accounted for as stock-based compensation expense in the post business combination periods.

The estimated fair value of the contingent consideration associated with future revenue milestones was determined using a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions such as (i) projected eligible revenues, (ii) expected term, (iii) risk-free rate, (iv) risk-adjusted discount rate, (v) share volatility and (vi) operational leverage ratio between revenues and earnings before interest, taxes, depreciation and amortization (EBITDA). The fair value measurements for contingent consideration are based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the assumptions used could materially change the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was $86,708 as of May 31, 2021 and is subject to remeasurement until the contingency is resolved or expires. The Company records the change in fair value of its contingent consideration liabilities in the consolidated statements of operations. See Note 6 for further details.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The Company accounted for the acquisition of 2nd.MD under the U.S. GAAP business combinations guidance. This accounting requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed is based upon preliminary information and is subject to further adjustment within the measurement period.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Accounts receivable	$5,550
Unbilled revenue	226
Current portion of deferred contract acquisition costs	176
Prepaid and other current assets	1,052
Property and equipment	4,344
Deferred contract acquisition costs	564
Goodwill	210,164
Intangible assets(1)
Customer relationships	120,000
Technology	58,000
Supplier-based network	25,000
Trade name	3,400
Non-compete agreement	3,100
Total assets acquired	$431,576

Liabilities assumed:
Accounts payable	$1,195
Accrued expenses	585
Accrued compensation	3,817
Deferred rent and other current liabilities	904
Due to customers	294
Current portion of deferred revenue	625
Deferred rent and other noncurrent liabilities	2,188
Total liabilities assumed	$9,608

Net assets acquired	$421,968
(1)	The weighted-average useful life of intangible assets acquired is approximately 14 years.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date. The identifiable intangible assets included technology, customer relationships, trade name, supplier based network, and non-compete agreements and are being amortized on a straight-line basis ranging from 3 years to 20 years. Customer relationships and trade names were valued using a multiple period excess earnings method (MPEEM) and the relief from royalty method (RFR), respectively. The supplier-based network and non-compete agreement intangible assets were valued using the “With and Without Method”. These valuation methods are specific forms of the Income Approach which is a valuation technique that derives value by estimating the fair value of after-tax cash flows attributable to the acquired intangibles. The valuation methods require several judgments and assumptions to determine the fair value of intangible assets, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate. Key assumptions used included revenue projections for fiscal 2022 through 2032, an attrition rate of 8.0%, a tax rate of 24%, a discount rate of 13%, a royalty rate of 1.5% and probability of competition of 33%.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The technology intangible asset was valued using the estimated replacement cost method. This method requires several judgments and assumptions to determine the fair value, including expected profits and opportunity cost. Goodwill is attributable to the workforce of 2nd.MD as well as expected future growth into new and existing markets and is deductible for income tax purposes.

The following table reflects the pro forma operating results for the Company which gives effect to the acquisition of 2nd.MD as if it had occurred on March 1, 2020. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and 2nd.MD adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the acquisition of 2nd.MD.

	Unaudited Pro Forma
	Three months ended May 31,
	2021	2020
Revenue	$59,791	$44,463
Net loss	$(48,990)	$(25,641)

Pro forma net losses for the three months ended May 31, 2021 and 2020 reflects adjustments primarily related to interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisition had been completed at the beginning of the respective periods. For the three months ended May 31, 2021, 2nd.MD contributed $11,869 of revenue and $5,377 of net loss, which includes $4,292 of equity-based compensation expense related to 2nd.MD employees, to the Company’s operating results.

Acquisition of PlushCare

On June 9, 2021, the Company acquired all the outstanding equity interests of PlushCare. Based in San Francisco, California, PlushCare is a leading provider of virtual primary care and mental health treatment. Under the terms of the agreement, the Company provided cash consideration of $40,000 and issued 7,144,393 shares of the Company’s common stock. The Company will issue additional shares of common stock, cash and restricted stock units equal to up to $70,000 upon achievement of defined revenue milestones following the closing. The Company is in the process of accounting for this transaction and expects to disclose the preliminary allocation of the purchase consideration to assets acquired and liabilities assumed in the Company’s subsequent Form 10-Q.

Acquisition of MD Insider

On July 31, 2019, the Company acquired the outstanding equity interests of MDI. Based in California, MDI is a provider of machine learning-enabled physician performance transparency.  The aggregate purchase price consideration of $6,488 was paid primarily through the issuance of up to 462,691 shares of the Company’s common stock, of which 387,132 were issued as of May 31, 2021 and February 28, 2021, with the remaining shares issuable subject to certain working capital and indemnity adjustments (if applicable). MDI’s former shareholders were eligible to receive 100,607 additional shares of the Company’s common stock upon the completion of a platform solution, as defined in the purchase agreement (MDI Earnout). The deadline to complete the cost transparency platform solution in order to qualify for the MDI Earnout was initially March 1, 2020, and was subsequently extended to July 1, 2020, by which time it had been earned. During August 2020, the Company issued 96,487 shares of common stock in connection with the MDI Earnout

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(which shares are included in the 387,132 shares issued as of February 28, 2021). The MDI Earnout was accounted for as an equity classified instrument and was not subject to remeasurement in subsequent periods.

Acquisition-Related Costs

For the three months ended May 31, 2021, the Company incurred a total of $8,380 in acquisition costs that were expensed immediately and recorded in general and administrative expenses in the Company’s consolidated statement of operations.

(5)   Goodwill and Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended May 31, 2021:

Balance, February 28, 2021	$4,013
Acquisition	210,164
Balance, May 31, 2021	$214,177

Intangible assets consist of the following as of May 31, 2021:

		As of May 31, 2021
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Customer relationships	20 years	$120,000	$(1,750)	$118,250	19.8 years
Technology	2 to 5 years	60,900	(5,558)	55,342	4.7 years
Supplier-based network	5 years	25,000	(1,250)	23,750	4.8 years
Trade name	10 years	3,400	(85)	3,315	9.8 years
Non-compete agreement	3 years	3,100	(259)	2,841	2.8 years
		$212,400	$(8,902)	$203,498

Amortization expense for intangible assets was $6,605 and $362 for the three months ended May 31, 2021 and 2020, respectively.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(6)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	May 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$198,409	$—	$—	$198,409
Marketable securities:
United States treasury bills	$99,998	$—	$—	$99,998

Liabilities
Contingent consideration liabilities	$—	$—	$86,708	$86,708

	February 28, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$283,245	$—	$—	$283,245

In connection with the acquisition of 2nd.MD, the Company recorded contingent consideration liabilities for the estimated fair value of Accolade common stock issuable to 2nd.MD shareholders upon the achievement of certain defined milestones. The contingent consideration liabilities are measured at fair value and are based on significant inputs not observable in the market, which represent a Level 3 measurement. The valuation of contingent consideration uses assumptions we believe would be made by a market participant.

The Company records the change in fair value of its contingent consideration liabilities in the consolidated statements of operations. The following presents changes in the Company’s Level 3 contingent consideration liabilities for the three months ended May 31, 2021:

Balance, February 28, 2021	$—
Incurred through acquisition	76,248
Change in fair value	10,460
Balance, May 31, 2021	$86,708

The estimated fair value of the convertible senior notes (Note 7) was $349,111 as of May 31, 2021, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(7)   Debt

(a)  Convertible Senior Notes and Capped Call Options

Convertible Senior Notes

As of May 31, 2021, the Notes consisted of the following:

May 31, 2021
Principal	$287,500
Unamortized issuance costs	(8,066)
Net carrying amount	$279,434

In March 2021, the Company completed a private convertible note offering (the Notes), pursuant to an Indenture dated as of March 29, 2021 between the Company and U.S. Bank National Association, as trustee (the Indenture), and issued $287,500 of Notes that mature in April 2026, unless earlier converted, redeemed or repurchased. The Notes will bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021 and are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company incurred costs of $8,428 in connection with the Notes and the capped calls, of which $8,368 was allocated to the Notes and recorded as a debt discount and $60 was allocated to the capped call and recorded directly to additional paid-in capital. Net proceeds from the issuance of Notes were $279,132, and the Company used $34,443 of the net proceeds to pay the costs of the capped call transactions described below. For the three months ended May 31, 2021, the Company recorded interest expense of $553 of which $302 was associated with the amortization of the debt discount.

Pursuant to the terms of the Notes, a holder may convert all or any portion of its Notes at its option at any time prior to October 1, 2025 and only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on August 31, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after October 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances.

The initial conversion rate is 19.8088 shares of the Company’s common stock per $1 principal amount of Notes (equivalent to an initial conversion price of approximately $50.48 per share of the Company’s common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.

The Company may not redeem the Notes prior to April 6, 2024. On or after April 6, 2024, the Company may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

Upon a fundamental change (as defined in the Indenture), holders may, subject to certain exceptions, require the Company to purchase their Notes in whole or in part for cash at a price equal to the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date (as defined in the Indenture). In addition, upon a Make-Whole Fundamental Change (as defined in the Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Notes in connection with such Make-Whole Fundamental Change.

Under the Indenture, the Notes may be accelerated upon the occurrence of certain customary events of default. If certain bankruptcy and insolvency-related events of default with respect to the Company occur, the principal of, and accrued and unpaid interest on, all of the then outstanding Notes shall automatically become due and payable. The Indenture provides that the sole remedy for an event of default relating to certain failures by the Company to comply with reporting covenants, including timely filings, consists exclusively of the right to receive additional interest on the Notes.

As of May 31, 2021, none of the conditions of the Notes to early convert have been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of May 31, 2021, the Company was in compliance with all covenants in the Notes.

As discussed in Note 2(g), the Company early adopted ASU 2020-06 as of March 1, 2021 and concluded the Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Notes. For the three months ended May 31, 2021, the effective interest rate for the Notes was 0.60%.

Capped Call

Concurrent with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with two of the initial purchasers and/or their respective affiliates and another financial institution (the Option Counterparties). The capped call transactions are expected to offset the potential dilution to Accolade’s common stock as a result of any conversion of Notes, with such offset subject to a cap initially equal to $76.20 (which represented a premium of 100% over the last reported sale price of the Company’s common stock on March 24, 2021). The capped call transactions are separate transactions, entered into by the Company with the Option Counterparties, and are not part of the terms of the Notes.

As the capped call options are both legally detachable and separately exercisable from the Notes, the Company accounts for the capped call options separately from the Notes. The capped call options are indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options have been included as a net reduction to additional paid-in capital in the consolidated balance sheet.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(b)  Revolving Credit Facility

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of May 31, 2021 and February 28, 2021, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,084. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $78,916 as of May 31, 2021. No amounts are outstanding as of May 31, 2021.

The 2019 Revolver term ends on July 19, 2022. The interest rate on the outstanding borrowings are at LIBOR plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the LIBOR rate and Base Rate subject to minimum levels.  Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility. Issuance costs of $543, including the fair value of warrants issued, were capitalized and are being amortized to interest expense over the remainder of the 2019 Revolver term. During the three months ended May 31, 2021 and 2020, the Company recorded interest expense of $121 and $557, respectively, related to the revolving credit facility of which $70 and $60, respectively, related to the amortization of deferred financing fees. As of May 31, 2021 and February 28, 2021, the balance of deferred financing fees was $23 and $93, respectively, and is recorded in other assets in the accompanying consolidated balance sheets.

On August 21, 2020, the Company entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, the Company entered into a second amendment to the 2019 Revolver which modified the allocation requirements of the Company’s cash to be held at each of the two lenders participating in the 2019 Revolver.  On November 6, 2020, the Company entered into a third amendment to the 2019 Revolver which increased the capacity from a maximum of $50,000 to a maximum of $80,000, based on the achievement of certain growth metrics as defined in the amendment. On March 2, 2021, the Company entered into a fourth amendment to the 2019 Revolver in association with the acquisition of 2nd.MD to be completed and amended certain revenue covenants. On March 23, 2021, the Company entered into a fifth amendment to the 2019 Revolver in association with the issuance of the Convertible Senior Notes. On May 26, 2021, the Company entered into a sixth amendment to the 2019 Revolver in association with the acquisition of PlushCare which modified certain reporting covenants.

The 2019 Revolver is collateralized by substantially all of the assets of the Company.

(c)  Term Loan

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

During the three months ended May 31, 2021 and 2020, the Company recorded interest expense of $0 and $794, respectively. Included in interest expense for the three months ended May 31, 2020 was $81 related to amortization of the debt discount on the Term Loan.

(8)  Equity-based Compensation

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended May 31,
	2021	2020
Cost of revenue, excluding depreciation and amortization	$328	$109
Product and technology	1,822	434
Sales and marketing	1,373	303
General and administrative	4,152	413
Total stock-based compensation	$7,675	$1,259

(a) Stock Options

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of May 31, 2021, there was a total of 6,420,829 shares of common stock authorized for issuance under the Incentive Plan, of which 5,835,827 were available for future grants.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The following is a summary of stock option activity under the Option Plan and Incentive Plan:

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Balance, February 28, 2021	8,723,769	$8.97
Granted	62,600	45.37
Exercised	(236,841)	9.04
Forfeited	(101,517)	9.01
Balance, May 31, 2021	8,448,011	$9.23	6.7	years	$348,603
Vested and expected to vest as of May 31, 2021	8,333,865	$9.23	6.7	years	$375,782
Exercisable as of May 31, 2021	5,462,294	$6.51	5.8	years	$240,294

For the three months ended May 31, 2021, the Company recognized $2,114 in compensation expense related to stock options. As of May 31, 2021, approximately $21,889 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 2.4 years. The aggregate intrinsic value of stock options exercised was $8,774 and $2,094 for the three months ended May 31, 2021 and 2020, respectively.

The weighted average grant date fair value of stock options granted during the three months ended May 31, 2021 was $27.88.

(b)  Restricted Stock Units

The Company issued 327,065 time-based restricted stock units during the three months ended May 31, 2021 of which 120,760 were replacement awards issued in connection with the acquisition of 2nd.MD (Note 4). These time-based restricted stock units are generally subject to a four-year vesting period, with one quarter of an award vesting one year after the vesting commencement date and the remainder vesting ratably on a monthly basis over the subsequent three years. The following is a summary of activity for the three months ended May 31, 2021:

Restricted Stock Units
Balance, February 28, 2021	190,713
Granted	327,065
Vested	(141)
Forfeited	(15,685)
Balance, May 31, 2021	501,952

For the three months ended May 31, 2021, the Company recognized $1,630 in restricted stock unit compensation expense, including $532 related to the replacement awards, with $19,461 remaining of total unrecognized compensation costs related to these awards as of May 31, 2021. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.0 years. The weighted average grant date fair value of restricted stock units granted during the three months ended May 31, 2021 was $45.23.

In connection with the acquisition of 2nd.MD (Note 4), several 2nd.MD individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 608,332 shares that require continued employment with the Company. These shares are excluded from the above table. Included in the 608,332 shares are 281,531 shares that are also contingent upon the achievement of the contingent consideration milestones. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. These shares will vest 50% on the first anniversary of the acquisition date and 50% on the second anniversary of acquisition date. As of May 31, 2021, there were 608,332 unvested shares outstanding with a grant date fair value of

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

$46.56 per share. The Company recognized stock-based compensation expense of $3,540 during the three months ended May 31, 2021. The unamortized compensation expense of $24,783 will be recognized over a weighted average remaining period of 1.8 years.

(c)  Employee Stock Purchase Plan

In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved under the ESPP is limited to 1,100,000 shares. On March 1, 2021, there was an automatic annual increase, which increased the total available common shares to 1,656,991.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $391 during the three months ended May 31, 2021 related to the ESPP.

During the three months ended May 31, 2021, employees who elected to participate in the ESPP purchased a total of 50,516 shares of common stock, resulting in cash proceeds to the Company of $1,948. An additional $194 has been withheld via employee payroll deductions who have opted to participate in the next stock purchase plan period ending November 2021.

(9)   Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The effective tax rates for the periods ended May 31, 2021 and 2020 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in the U.S. and operations in the Czech Republic. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

For the three months ended May 31, 2021 and 2020, the Company recorded income tax expense of $19 and $38, respectively, which resulted in effective tax rates of (0.0%) and (0.3%), respectively. The tax expense for the three months ended May 31, 2021 primarily relates to the local tax expense recorded for the Czech Republic. The Company's U.S. losses did not result in a benefit due to the U.S. full valuation allowance.

(10)   Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended
	May 31,
	2021	2020
Net loss	$(48,707)	$(13,960)
Weighted-average shares used in computing net loss per share	58,261,233	7,524,016
Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(1.86)

Contingently issuable securities are excluded from diluted net loss per share attributable to common stockholders until the contingency has been resolved. As the Company has reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three months ended
	May 31,
	2021	2020
Stock options	8,448,011	8,003,098
Unvested restricted stock units	501,952	—
Shares issued to 2nd.MD employees and subject to vesting	608,332	—
Contingent shares in connection with 2nd.MD acquisition	1,889,441	—
Convertible Senior Notes	5,700,297	—
Common stock warrants	—	157,882
Total	17,148,033	8,160,980

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

(12) Change Healthcare Joint Development Agreement

In February 2020, the Company entered into a joint development agreement, or JDA, and a data licensing agreement with Change Healthcare Holdings, or Change Healthcare, whereby Change Healthcare provides various services to support the Company’s Total Care and Provider Services product offerings. Pursuant to the terms of the JDA, Change Healthcare is providing intellectual property (IP), technical know-how, and advisory services to the Company as it develops price transparency products under the JDA that will be utilized by the Company in several of its product offerings. Either party is permitted to sell the price transparency product within each party’s respective service offerings. Each party is entitled to a royalty from the other party in connection with any net sales associated with the price transparency product that was developed under the JDA, not to exceed $2,500 in cumulative royalty payments.

The future data license fee payments the Company owes under this agreement for the years noted are as follows:

Year Ending February 28(29),
Remainder of 2022	$161
2023	230
2024	245
2025	260
$896

Concurrent with entering into the JDA, the Company entered into a five-year data licensing agreement with Change Healthcare, which is one of the largest commercially available data set providers of de-identified claims in the United States. The licensing agreement includes annual increases in fees and the option to renew and extend beyond the initial five-year period. The annual licensing fees are subject to increases and decreases and contingent upon the achievement of performance objectives as defined in the data licensing agreement. Upfront payments for data licenses are deferred and will be amortized into cost of revenue, as they pertain to the delivery of the Company’s product offerings.

Upon entering into the JDA and data licensing agreement, the Company issued 251,211 restricted shares of its common stock to Change Healthcare at an estimated fair value of $15.40 per share, or $3,869 in aggregate value. Pursuant to the terms of the restricted share agreement, 150,727 of the shares vested immediately and the remaining 100,484 restricted shares will vest upon the achievement of certain product development milestones, as defined. During the year ended February 28, 2021, the remaining 100,484 restricted shares vested upon the achievement of those milestones.  The aggregate equity value was allocated to the JDA and data licensing agreement based on the relative fair value of the IP and technical know-how contributed by Change Healthcare within the JDA and the discounted pricing received from Change Healthcare within the data licensing agreement. The equity value allocated to the JDA and data licensing agreement in the amount of $3,005 was capitalized and deferred as internally developed software and other assets within the Company’s consolidated balance sheet, respectively, with an offsetting increase to additional paid-in capital. Costs that are capitalized and classified as internally developed software are being amortizing within depreciation and amortization in the Company’s consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 28, 2021 included in the Annual Report on Form 10-K. Our fiscal year ends on the last day of February, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

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

Overview

We provide personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. Our innovative platform combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians (including nurses, physician medical directors, and behavioral health specialists). With the completion of our acquisition of PlushCare, we also offer virtual primary care services directly to consumers and we intend to make this capability available to our enterprise customers.  We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our platform dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

Accolade Total Health and Benefits is our most comprehensive offering and most closely aligns to our “Premier” solution on which the company was founded and from which the majority of our revenues are derived today. Our technology platform has enabled us to unbundle aspects of this comprehensive offering to create two additional standalone offerings: Accolade Total Benefits (focused on member benefits engagement) and Accolade Total Care (focused on guiding members to high-quality, cost-effective providers). In addition, following our acquisition of 2nd.MD in March 2021, we began offering customers expert medical consultation (primarily for high-complexity, high-cost conditions) as a standalone service as well as a capability that can be incorporated into other core offerings. We have further leveraged our technology platform to develop add-on offerings, such as Accolade Boost, our Trusted Supplier Program, Accolade COVID Response Care, and Mental Health Integrated Care that target specific challenges faced by our customers.

We were founded in 2007 and launched our initial offering in 2009. We have seen significant growth in recent years since the changes to our executive management team in 2015 and the subsequent investments we have made in product, technology, sales, and distribution. As of May 31, 2021, we had more than 400 customers comprising approximately 8.7 million members. Our customers represent a diversified set of industries, including media, technology, financial services, transportation, energy, and retail.

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

In March 2021, we acquired 2nd.MD, a leading expert second opinion consultation and health care decision support company based in Houston, Texas. 2nd.MD provides a service that allows members to access board-certified national experts across the country for high-value consultations in a real-time video call or by phone in order to provide the member with a rapid second opinion on their medical condition enabling the member to make more informed decisions regarding significant and high-cost care decisions, such as whether to have surgery or elect to have a specific treatment.

In June 2021, we acquired PlushCare, Inc., a leading provider of virtual primary care and mental health treatment. The addition of a primary care team will extend our ability to improve clinical health outcomes for members and deliver additional cost savings for employers. Under the terms of the agreement, the Company provided cash consideration of $40.0 million and issued 7,144,393 shares of our common stock. We will issue additional shares of common stock, cash and restricted stock units equal to up to $70.0 million upon achievement of defined revenue milestones following the closing.

For the three months ended May 31, 2021, our total revenue was $59.5 million, representing 66% year-over-year growth compared to total revenue of $35.9 million for the three months ended May 31, 2020. For the three months ended May 31, 2021 and 2020, our net losses were $48.7 million and $14.0 million, respectively.

Our Business Model

We provide our solutions primarily to employers that deploy Accolade offerings to our members. We earn revenue from providing personalized health guidance solutions and expert medical opinion services to the members of our employer customers' health plans and to members of fully insured plans offered via health insurance companies. Our solutions are priced based on a recurring per-member-per-month (PMPM) fee, typically consisting of both a base fee and a performance-based fee component. As a result, generally, a portion of our potential revenue is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions. We typically achieve a substantial portion of the contractual performance metrics and realization in savings of healthcare spend.

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

We employ a multipronged go-to-market strategy to increase adoption of our solutions to new and existing customers. We principally sell our solutions through our direct salesforce which is stratified by account size (i.e., strategic (more than 35,000 employees), enterprise (5,000 to 35,000 employees), and mid-market (500 to 5,000 employees)), region, and existing versus prospective customer. Our sales team possesses deep domain expertise in health benefits management and brings substantial experience selling to key decision makers within our current and prospective customer organizations (human resource officers, CFOs, benefits executives, consultants, and brokers). We believe the effectiveness of our sales organization is evidenced by growing adoption of our platform by large strategic customers, recent traction with enterprise and mid-market customers and demonstrated demand for add-on offerings from existing customers.

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

We have demonstrated a consistent track record of product and technology innovation over time as evidenced by continuous improvement of our platform and new offerings. This innovation is driven by feedback we receive from our customers, industry experts, and the market generally. For example, our technology platform has enabled us to unbundle aspects of Accolade Total Health and Benefits to create two additional standalone offerings: Accolade Total Benefits and Accolade Total Care. We have further leveraged our technology platform to develop add-on offerings that target specific challenges faced by our customers, including Accolade Boost and our Trusted Supplier Program, as well as Accolade COVID Response Care and Mental Health Integrated Care. Our investments in product and technology have been focused on increasing the value we provide via our personalized member health guidance solutions and expanding the market segments we can serve with a portfolio of offerings and associated price points.

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

While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our marketing efforts, and any decreases of workforce or benefits spending by our customers, all of which are uncertain and cannot be predicted. We have a diverse set of customers across a variety of industries. While some have faced headwinds, others have experienced growth, and our membership count from existing customers has remained steady in the aggregate since the start of the calendar year. However, we may experience increased member attrition to the extent our existing customers reduce their respective workforces in response to the current economic conditions. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees. In addition, our airline customers incurred significant headcount reductions during calendar year 2020. When customer headcount reductions occur, we may not experience the impact of changes to our customers’ headcounts immediately because employees that are on furlough or are receiving continued health coverage pursuant to COBRA may still have access to our services during such periods and would be included in our member count. During fiscal 2021, we engaged with our airline customers to act as a partner in helping manage their cash needs during the COVID-19 pandemic, resulting in modified payment terms in fiscal 2021. All payments due from our airline customers as a result of such modifications have been collected.

We believe our value proposition now resonates with an even broader audience of employers as they turn their focus to safely reopening their workplaces and managing the ongoing health and well-being of employees and their families. To directly address the former, we developed Accolade COVID Response Care, a solution that allows employers of all sizes to leverage Accolade’s platform to support employee education, testing, care plans, contact tracing, and return-to-work clearance. On the latter, we believe that the current disruptions to traditional care consumption have reinforced the need for navigation services, and that projected increases in healthcare costs (due to some combination of COVID-19-related testing and care, complications stemming from neglected non-COVID conditions, pent-up demand for elective services, and strain on individuals’ mental health) prompt the need for solutions such as ours that bend the cost curve, and improve health outcomes, by driving good utilization up and wasteful utilization down.

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

Adoption of Current and Future Solutions

We are constantly innovating to enhance our model and develop new offerings. Our ability to act as a trusted advisor to our members and customers positions us to identify new opportunities for additional offerings that can meet their existing and emerging needs. Our open technology platform also allows us to efficiently add new offerings and applications on top of our existing technology stack, which we have demonstrated with the roll-out of Accolade Total Benefits and Accolade Total Care, as well as our add-on offerings, Accolade Boost, our Trusted Supplier Program, Accolade COVID Response Care, and Mental Health Integrated Care that target specific challenges faced by our customers. We also offer expert medical consultation and medical decision support service, which may be provided as a standalone service or with elements incorporated into our core offerings. We believe that as we expand our customer base and enter into new markets, we will be adept at identifying and deploying innovative new solutions whether developed internally or through acquisitions.

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

Customer Concentration

We have historically relied on a limited number of customers for a significant portion of our total revenue. If we do not retain some or all of those customers, it could have a material negative impact on future results. For the three months ended May 31, 2021, we had one customer that accounted for more than 10% of our total revenue, with that customer representing 12% of our total revenues. The loss of any of our largest customers, the renegotiation of any of our largest customer contracts or a significant decrease in the employee headcount of our largest customers could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect to the solutions we provide and the terms of our customer agreements, including our fees. Most of our customer contracts have a three-year term, and some have rights to terminate prior to the end of the term.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended
	May 31,
	2021	2020

	(in thousands, except percentages)
Adjusted Gross Profit	$23,919	$13,764
Adjusted Gross Margin	40.2%	38.3%
Adjusted EBITDA	$(12,804)	$(9,438)

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

	For the three months ended
	May 31,
	2021	2020

	(in thousands, except percentages)
Revenue	$59,527	$35,894
Less:
Cost of revenue, excluding depreciation and amortization	(35,936)	(22,239)
Gross profit, excluding depreciation and amortization	23,591	13,655
Add:
Stock‑based compensation, cost of revenue	328	109
Adjusted Gross Profit	$23,919	$13,764
Gross margin, excluding depreciation and amortization	39.6%	38.0%
Adjusted Gross Margin	40.2%	38.3%

Gross margin, excluding depreciation and amortization, for the three months ended May 31, 2021 and 2020, increased to 39.6% from 38.0%. Adjusted Gross Margin for the three months ended May 31, 2021 and 2020, increased to 40.2% from 38.3%. The increase to gross margin and adjusted gross margin for the comparable three-month period is driven primarily by personnel cost efficiencies realized through the delivery of technology platform and workflow enhancements in addition to a decrease in travel and entertainment expense.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	For the three months ended
	May 31,
	2021	2020

	(in thousands)
Net Loss	$(48,707)	$(13,960)
Adjusted for:
Interest expense, net	618	1,282
Income tax provision	19	38
Depreciation and amortization	8,696	1,928
Stock‑based compensation	7,675	1,259
Acquisition and integration‑related costs	8,380	—
Change in fair value of contingent consideration	10,460	—
Other expense	55	15
Adjusted EBITDA	$(12,804)	$(9,438)

Basis of Presentation and Components of Revenue and Expenses

We operate our business through a single reportable segment. We operate on a fiscal year ending at the end of February of each year, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

Revenue

We earn revenue from providing personalized technology-enabled solutions and expert medical opinion services to the members of our employer customers' health plans and to members of fully insured plans offered via health insurance companies. Our solutions are priced based on a recurring PMPM fee and frequently include both a base PMPM fee based on eligible members and a performance-based component. As a result, a portion of our potential fee is typically variable, subject to our achievement of performance metrics, the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions, and the number of eligible members during the respective period.

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

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended
	May 31,
	2021	2020

	(in thousands)
Revenue	$59,527	$35,894
Cost of revenue, excluding depreciation and amortization(1)	35,936	22,239
Operating expenses:
Product and technology(1)	15,939	11,370
Sales and marketing(1)	14,509	7,315
General and administrative(1)	22,002	5,667
Depreciation and amortization	8,696	1,928
Change in fair value of contingent consideration	10,460	—
Total operating expenses	71,606	26,280
Loss from operations	(48,015)	(12,625)
Interest expense, net	(618)	(1,282)
Other expense	(55)	(15)
Loss before income taxes	(48,688)	(13,922)
Income tax expense	(19)	(38)
Net loss	$(48,707)	$(13,960)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended
	May 31,
	2021	2020

	(in thousands)
Cost of revenue	$328	$109
Product and technology	1,822	434
Sales and marketing	1,373	303
General and administrative	4,152	413
Total stock‑based compensation	$7,675	$1,259

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended
	May 31,
	2021	2020
Revenue	100%	100%
Cost of revenue, excluding depreciation and amortization	60%	62%
Operating expenses:
Product and technology	27%	32%
Sales and marketing	24%	20%
General and administrative	37%	16%
Depreciation and amortization	15%	5%
Change in fair value of contingent consideration	18%	—%
Total operating expenses	120%	73%
Loss from operations	(81)%	(35)%
Interest expense, net	(1)%	(4)%
Other expense	(0)%	(0)%
Loss before income taxes	(82)%	(39)%
Income tax expense	(0)%	(0)%
Net loss	(82)%	(39)%

Comparison of Three Months Ended May 31, 2021 and 2020

Revenue

	For the three months ended
	May 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Revenue	$59,527	$35,894	$23,633	66%

Revenue increased $23.6 million, or 66%, to $59.5 million for the three months ended May 31, 2021, as compared to $35.9 million for the three months ended May 31, 2020. The increase was attributable primarily to revenues derived from 2nd.MD, which contributed revenues from the acquisition date as of March 3, 2021 through May 31, 2021 along with growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	May 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$35,936	$22,239	$13,697	62%

Cost of revenue, excluding depreciation and amortization increased $13.7 million, or 62%, to $35.9 million for the three months ended May 31, 2021, as compared to $22.2 million for three months ended May 31, 2020. The increase was attributable primarily to cost of revenue incurred by 2nd.MD from the acquisition date as of March 3, 2021 through May 31, 2021 as well as an increase in personnel and related costs to serve the customer base which grew in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021.

Operating expenses

	For the three months ended
	May 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$15,939	$11,370	$4,569	40%
Sales and marketing	14,509	7,315	7,194	98%
General and administrative	22,002	5,667	16,335	288%
Depreciation and amortization	8,696	1,928	6,768	351%
Change in fair value of contingent consideration	10,460	—	10,460	N/A
Total operating expenses	$71,606	$26,280	$45,326	172%

Product and technology.    Product and technology expense increased $4.6 million, or 40%, to $15.9 million for the three months ended May 31, 2021, as compared to $11.4 million for the three months ended May 31, 2020. The increase was primarily driven by increases in personnel added via the 2nd.MD acquisition, along with the addition of personnel in product development and product management to support the development of new and existing offerings in connection with the expansion of our business.

Sales and marketing.    Sales and marketing expense increased $7.2 million, or 98%, to $14.5 million for the three months ended May 31, 2021, as compared to $7.3 million for the three months ended May 31, 2020. The increase was primarily driven by increases in personnel added via the 2nd.MD acquisition, along with an increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business.

General and administrative.    General and administrative expense increased $16.3 million, or 288%, to $22.0 million for the three months ended May 31, 2021, as compared to $5.7 million for the three months ended May 31, 2020. The increase was primarily due to $8.4 million of acquisition and integration-related costs for the 2nd.MD and PlushCare acquisitions along with the addition of general and administrative costs from the 2nd.MD business, as well as costs to operate as a public company.

Depreciation and amortization.    Depreciation and amortization expense increased $6.8 million, or 351%, to $8.7 million for the three months ended May 31, 2021, as compared to $1.9 million for the three months ended May 31, 2020. The increase was primarily due to amortization of intangible assets acquired in the 2nd.MD transaction.

Change in fair value of contingent consideration.    This operating expense represents the change in the fair value of the contingent consideration liabilities associated with the 2nd.MD acquisition for the three months ended May 31, 2021.

Interest expense, net

	For the three months ended
	May 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Interest expense, net	$618	$1,282	$(664)	(52)%

Interest expense, net decreased $0.7 million, or 52%, to $0.6 million for the three months ended May 31, 2021, as compared to $1.3 million for the three months ended May 31, 2020.  The decrease was primarily due to a decrease in our term loan borrowings during the three months ended May 31, 2021 as compared to the three months ended May 31, 2020, resulting from our repayment of the Term Loan during July 2020, offset by expenses associated with the convertible notes issued during the first quarter of fiscal 2022.

Liquidity and Capital Resources

We had cash, cash equivalents, and marketable securities of $425.5 million as of May 31, 2021. Our cash equivalents are comprised primarily of cash and money market accounts held at banks. Marketable securities are comprised of United States treasury bills with original maturities of 120 days.

Our Debt Arrangements

As of May 31, 2021, we had $287.5 million in outstanding debt related to the Convertible Senior Notes issued in March 2021. We currently also have a revolving credit facility (2019 Revolver), which we entered into in July 2019. During July 2020, we terminated our Term Loan Facility. The following paragraphs detail these debt arrangements.

On March 29, 2021, we issued an aggregate of $287.5 million principal amount of 0.50% Convertible Senior Notes due 2026 (the Notes), including the exercise in full by the initial purchasers of their option to purchase up to an additional $37.5 million aggregate principal amount of the Notes, pursuant to an Indenture dated as of March 29, 2021 (the Indenture), between us and U.S. Bank National Association, as trustee. The Notes will bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Notes will mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

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

During March 2020, we borrowed the available capacity of $48.7 million to increase our cash position given the uncertainty in the overall business environment due to the COVID-19 pandemic.  During July 2020, we repaid the 2019 Revolver in full, including all outstanding interest. The 2019 Revolver expires in July 2022.

The 2019 Revolver contains a liquidity covenant calculated based on cash on hand plus available borrowings under the 2019 Revolver, a revenue covenant and certain reporting covenants.  On August 21, 2020, we entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, we entered into another amendment to the 2019 Revolver which modified the allocation requirements of the Company’s cash to be held at each of the two lenders participating in the 2019 Revolver.   On November 6, 2020, we entered into another amendment to the 2019 Revolver which increased the capacity from $50.0 million to $80.0 million, subject to the achievement of certain milestones as defined in the amendment. On March 2, 2021, we entered into another amendment to the 2019 Revolver in association with the acquisition of 2nd.MD and amended certain revenue covenants. On March 23, 2021, we entered into another amendment to the 2019 Revolver in association with the convertible senior notes offering. On May 26, 2021, the Company entered into another amendment to the 2019 Revolver in association with the acquisition of PlushCare which modified certain reporting covenants.

We were in compliance with all such applicable covenants as of May 31, 2021, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the three months ended
	May 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(27,614)	$(8,317)
Net cash used in investing activities	(328,712)	(538)
Net cash provided by financing activities	247,950	53,382

Operating Activities.   Net cash used in operating activities increased by $19.3 million to $27.6 million during the three months ended May 31, 2021 from $8.3 million during the three months ended May 31, 2020, primarily due to higher net loss as well as changes in accrued compensation. The change in accrued compensation is primarily due to the cash payout in May 2021 of employee annual bonuses related to the fiscal year ended February 28, 2021 whereas annual bonuses related to the fiscal year ended February 29, 2020 were paid in the form of stock options in lieu of cash.

Investing Activities.    Net cash used in investing activities increased by $328.2 million to $328.7 million during the three months ended May 31, 2021, from $0.5 million during the three months ended May 31, 2021, primarily due to the acquisition of 2nd.MD and the purchase of marketable securities during the three months ended May 31, 2021.

Financing Activities.    Net cash provided by financing activities increased by $194.6 million to $248.0 million during the three months ended May 31, 2021 from $53.4 million during the three months ended May 31, 2021, primarily due to the issuance of the Convertible Senior Notes, partially offset by the purchase of capped calls associated with the Convertible Senior Notes.

Contractual Obligations

The following table summarizes our contractual obligations as of May 31, 2021:

	Payments due by period
	Less than			More than
	1 year	Years 2 ‑ 3	Years 4 ‑ 5	5 years	Total

	(in thousands)
Operating lease obligations(1)	$8,225	$16,211	$13,122	$14,556	$52,114
Convertible Senior Notes	—	—	287,500	—	287,500
Interest and fees on debt(2)	1,645	2,905	2,875	—	7,425
Data license in connection with joint development agreement	219	483	195	—	896
(1)	Includes the lease of our (a) corporate co-headquarters in Plymouth Meeting, Pennsylvania, which expires in June 2027, subject to certain early termination rights, (b) corporate co-headquarters in Seattle, Washington, which expires in September 2030, subject to certain early termination rights, (c) office space in Houston, Texas, which expires in December 2025; (d) office space in Scottsdale, Arizona, which expires in April 2024, subject to certain early termination rights, (e) office space in Prague, Czech Republic, which expires in September 2027, and (f) office space in Santa Monica, California, which expires in February 2023.
(2)	Interest on our Convertible Senior Notes is calculated at the applicable fixed interest rate. Fees on our revolving credit facility are calculated as 25 basis points of the commitment amount, payable on a quarterly basis.

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

Business Combinations and Contingent Consideration has been added as a new critical accounting policy as noted below. Other than the addition of Business Combinations and Contingent Consideration, there have been no significant changes in our critical accounting policies and estimates during the three months ended May 31, 2021, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2021 filed with the SEC.

Business Combinations and Contingent Consideration

We account for acquisitions in a business combination under the U.S. GAAP business combinations guidance.  This accounting requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Any excess purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The results of acquired businesses are included in our consolidated financial statements from the date of acquisition. Acquisition-related costs are not considered part of the purchase consideration and are accounted for as operating expenses as incurred.

We account for contingent consideration in accordance with applicable guidance provided within the business combination accounting rules. As part of our consideration for the 2nd.MD acquisition, we are contractually obligated to pay certain consideration resulting from the outcome of future events. Therefore, we are required to update our assumptions each reporting period, based on new developments, and record such contingent consideration liabilities at fair value until the contingency is resolved. Changes in the fair value of the contingent consideration liabilities are recognized each reporting period and included in our consolidated statements of operations.

Determining the fair value of assets acquired and liabilities assumed in a business combination requires significant management judgment and estimates, including determining appropriate discount rates and useful lives, selecting valuation methodologies, and estimating future revenues, expenses, and cash flows. In valuing the contingent consideration, the probability of the occurrence of future events is a critical estimate. We may engage third-party valuation specialists to assist with determining the fair value of assets acquired, liabilities assumed, and contingent consideration. These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the assets acquired and liabilities assumed differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for liabilities assumed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash, cash equivalents, and marketable securities of $425.5 million as of May 31, 2021 and $433.9 million as of February 28, 2021. Our cash equivalents are comprised primarily of cash and money market accounts held at banks. Marketable securities are comprised of United States treasury bills with original maturities of 120 days. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2021. Based on the evaluation of our disclosure controls and procedures as of May 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

On March 3, 2021, we completed the acquisition of 2nd.MD. SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded 2nd.MD from our evaluation during the three-month period ended May 31, 2021. We are in the process of incorporating 2nd.MD into our system of internal control over financial reporting.

Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in every period since our inception. We incurred net losses of $48.7 million and $14.0 million for the three months ended May 31, 2021 and 2020, respectively, and we incurred net losses of $50.7 million, $51.4 million, and $56.5 million for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively.  We had an accumulated deficit of $420.2 million as of May 31, 2021. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for the three months ended May 31, 2021 and the fiscal years ended February 28(29), 2021, 2020, and 2019, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

Historically, we have relied on a limited number of customers for a significant portion of our revenue. Our three largest customers (American Airlines, Comcast Cable, and Lowe's) in the aggregate comprised 38% of our revenue for the fiscal year ended February 28, 2021, and our future revenue may be similarly concentrated. These customers comprised 23% of our revenue in the aggregate for the three months ended May 31, 2021. Our largest customer, Comcast Cable, accounted for 16%, 24%, and 35% of our revenue for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively, and 12% for the three months ended May 31, 2021. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. Although we typically enter into three-year contracts with our customers, after a specified period, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us. In particular, in connection with the COVID-19 pandemic, macroeconomic factors may affect our customers' desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, customers in the airline industry have had significant headcount reductions, which have resulted in, and are likely to continue to result in, a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our  member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further economic disruption as initial fiscal stimulus programs end and the COVID-19 pandemic continues to disrupt the economy. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of one or more of our largest customers declines, our credit risk could increase. In one case, a smaller customer has filed for Chapter 11 bankruptcy and terminated its health plan and associated Accolade services as of October 31, 2020. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

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

We price the majority of our services based upon a per-member-per-month (PMPM) fee times the number of eligible members, typically with a portion of the PMPM fee fixed (base PMPM fee) and the remainder of the fee variable (variable PMPM fee). Revenue from variable PMPM fees can be earned through either, or a combination of, the achievement of certain performance metrics or the realization of healthcare savings resulting from the utilization of our services. Although we have typically achieved these performance metrics and realization in savings of healthcare spend, resulting in our earning over 95% of the aggregate maximum potential revenue under our customer contracts (measured on the corresponding calendar year basis in fiscal years 2021, 2020, and 2019), our revenue and financial results in the future may be variable based on whether we earn this performance-based revenue. For example, lower healthcare utilization could result in lower engagement with Accolade services than expected and put our ability to meet certain performance metrics at risk. In addition, since our customers typically pay the full PMPM fee in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows. Under U.S. generally accepted accounting principles (GAAP), we recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. The majority of the fees we earn are considered to be variable consideration under GAAP. We typically invoice our customers on a periodic basis for the base PMPM fees and variable PMPM fees in advance of performing the services, and these advances are classified as deferred revenue on our consolidated balance sheet until such time that the associated revenue can be recognized. As of May 31, 2021, we had $33.4 million of deferred revenue recorded as a liability on our consolidated balance sheet. Due to the need for us to satisfy performance metrics and healthcare savings requirements, deferred revenue at any particular date may not be representative of actual revenue for any current or future period.

If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown to approximately 1,900 as of May 31, 2021, including the addition of approximately 320 employees through our acquisition of 2nd.MD. The acquisition of PlushCare in June 2021 added approximately 160 employees. Most of our employees have been with us for fewer than three years as a result of our rapid growth. We believe that our mission-driven culture has been an important contributor to our success, which we believe fosters empathy, innovation, teamwork, and passion for providing high levels of customer satisfaction and member engagement. If we fail to successfully integrate, develop, and motivate new employees, it could harm our mission-driven culture. In addition, as we grow and develop the infrastructure of a public company, we may find it difficult to maintain the important aspects of our mission-driven culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

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

If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistant, clinical, including primary care physicians and medical specialists, and various product and technology roles, our business could be adversely affected.

Our future success depends in part on our ability to identify, attract, integrate, and retain empathetic and knowledgeable Accolade Health Assistants and clinicians, as well as highly qualified and motivated product developers and engineers, who embody our mission-driven culture. We seek to employ Accolade Health Assistants and clinicians who demonstrate empathy and problem-solving skills and hire from diverse professional backgrounds, including social work, teaching, customer care, and benefits. 2nd.MD’s service relies on the attraction of and engagement with medical specialists to support its business operations, and PlushCare, via the associated medical practices, seeks to engage high quality primary care physicians. We have from time to time in the past experienced, and may in the future experience, difficulty in hiring and retaining employees with appropriate qualifications. Qualified individuals in the regions where we have offices are in high demand, and we may incur significant costs to attract them. For example, the market for software engineers in the Seattle area is particularly competitive. In addition, with a current shortage of certain qualified nurses in many areas of the United States, competition for the hiring of these professionals remains intense. Similarly, with the expansion of adoption of telehealth generally, and specifically virtual primary care, competition remains intense for qualified primary care physicians. We compete for qualified individuals with numerous other companies, many of whom have greater financial and other resources than we do. During the COVID-19 pandemic, we may experience turnover, with our nurses potentially choosing to take more lucrative hospital work while the pandemic is ongoing. In addition, in the future, we may experiment with different staffing and scheduling models to help attract and retain qualified personnel, including hiring individuals that work remotely, incorporating more flexible work schedules, or deploying a temporary workforce. If we fail to effectively manage our hiring needs or successfully integrate new hires, our employee morale and retention could suffer. Any of these events could also adversely affect our customer and member satisfaction and harm our business.

Attracting, integrating, and retaining personnel will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas without undermining the mission-driven culture that has been critical to our growth so far. For example, newly hired Accolade Health Assistants and clinicians require significant training and, in many cases, take significant time before they achieve full productivity. We train Accolade Health Assistants and clinicians in our proprietary engagement approach and integrated technology platform to provide data-informed, personalized health and benefit support to members in friendly, straightforward terms. This new hire training process lasts approximately one month, including classroom sessions and supervised live call training. If we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, our results of operations may be adversely affected and our reputation could suffer.

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

We may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our existing and future offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses and may have difficulty integrating acquired businesses. For example, in July 2019 we acquired MD Insider, in March 2021 we acquired 2nd.MD, and in June 2021 we acquired PlushCare, which we are in the process of integrating with our offerings. If we acquire additional businesses, we may not be able to integrate the acquired operations and technologies successfully, or effectively manage the combined business following the acquisition. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds and accustomed to different corporate cultures.

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

Our business entails the risk of liability claims against us, and we have been and may in the future become subject to litigation. Claims against us may be asserted by or on behalf of a variety of parties, including our customers, our members, vendors of our customers, government agencies, our current or former employees, or our stockholders. We expect there to be an increase in litigation related to employer practices and healthcare in connection with the COVID-19 pandemic, and our risk may increase especially in light of our new offering, Accolade COVID Response Care. The expansion of Accolade’s services to include expert consultations and primary care services, via the acquisition of 2nd.MD and PlushCare, also may increase our risk of litigation related to such services. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, covered by adequate insurance. Although we carry professional liability insurance in amounts that we believe are appropriate in light of the risks attendant to our business, successful claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, any determination that certain non-medical services are acting in the capacity of a healthcare provider, or exercising undue influence or control over a healthcare provider, may subject us to claims not covered by our professional liability insurance coverage, or could result in significant sanctions against us and our clinicians, additional compliance requirements, expense, and liability to us. If our medical care services are found to cause harm to an individual or otherwise constitute malpractice, we may be subject to claims exceeding our coverage limits and cause reputational harm. If we make errors in the billing and the coding for such services, we may be subject to claims exceeding our coverage limits and cause reputational harm. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our solutions. As a result, adequate professional liability insurance may not be available to us or to our partners in the future at acceptable costs or at all. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby harming our business and per share trading price of our common stock. For example, fines or assessments could be levied against us under domestic or foreign data privacy laws (such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, HIPAA), the General Data Protection Regulation (GDPR), or the California Consumer Privacy Act of 2018 (CCPA)) or under authority of privacy enforcing governmental entities (such as the Federal Trade Commission (FTC), or the U.S. Department of Health and Human Services (HHS)) or as a result of private actions, such as class actions based on data breaches or based on private rights of action (such as that contained in the CCPA). Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers. In addition, such litigation could result in increased scrutiny by government authorities having authority over our business, such as the FTC, the HHS, Office for Civil Rights (OCR), and state attorneys general.

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

If we fail to provide accurate and timely information, or if our personnel, including Accolade Health Assistants and clinicians, our content, or any other element of our existing and future offerings is associated with faulty administrative or clinical decisions or treatment, we could have liability to customers or members, which could adversely affect our results of operations.

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

In June 2021, we acquired PlushCare, which acts as a managed service provider to several medical practices, including PlushCare of California, that provide virtual primary care services to individuals. The physicians employed by or contracted with PlushCare of California or other PlushCare associated medical practices could misdiagnose or treat a patient, and/or the services and technology provided by PlushCare to the medical practices could malfunction, which could cause us to incur liability, which could adversely affect our operations.

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

●             the federal civil false claims laws, including the federal False Claims Act, and federal Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

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

Numerous state, federal, and international laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. As a healthcare technology company, we are considered a business associate under HIPAA, and with the acquisition of PlushCare, our associated medical practices are considered HIPAA covered entities. As such, we execute business associate agreements with our customers, subcontractors, and trusted suppliers. HIPAA requires covered entities and business associates, such as us, and their covered subcontractors to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.

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

In addition, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by HHS and our customers. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $119 per violation and are not to exceed $59,522 per violation, subject to a cap of $1,785,651 for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys' fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

Our employment and use of nurses, physician medical directors, and our other clinicians and our engagement of physicians may subject us to state and other licensing and regulatory risks. In addition, our subcontracts with clinicians to provide telehealth services related to COVID-19 testing may also subject us to certain licensing and regulatory risks. For example, there may be restrictions on the ability of our employed and contracted clinicians to provide services to our members residing in states outside of the state or states in which such clinicians are licensed or registered. The services provided by our clinicians may be subject to review by state or other regulatory bodies. In addition, any activities conducted by our clinicians that are in violation of practice rules could subject us to fines or other penalties. While we do not believe that we provide medical care or establish patient relationships with our members, our clinicians could be found to be in violation of applicable laws. Further, in March 2021, we acquired 2nd.MD, which provides a service that allows members to access board-certified national specialists across the country for second opinion consultations in a real-time video call or by phone. This provides the member with a rapid second opinion on their medical condition, enabling the member to better understand a diagnosis and treatment options, which helps them make more informed decisions on their healthcare regarding significant and high-cost care decisions. While we believe that these experts do not create a physician-patient relationship with the member and are not practicing medicine, state medical boards may disagree with our position, which could result in significant liability and may require the restructuring of such operations. As a result of our acquisition of PlushCare, in June 2021, our associated medical practices employ and engage clinicians as permitted under state law, and maintain physician-patient relationships with members. Further, if one of our clinicians is found to be acting outside the scope of their professional license or otherwise violated the applicable state's practice laws, such activity could result in disciplinary action against the clinician by the applicable licensing agency. The definition of what constitutes the practice of medicine, nursing or other health professions varies by state.

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

The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax that were mandated by the Affordable Care Act and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

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

Additionally, the introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state medical board licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our existing and future offerings from being offered to partners, customers and members, which could significantly harm our business. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, COVID-19 relief legislation suspended the reductions to Medicare payments to providers of 2% per fiscal year from May 1, 2020 through December 31, 2021. Further, we expect that additional healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, which could impact our business. For example, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Individuals may claim our outbound engagement techniques, including outbound telephone calls and digital outreach, are not compliant with HIPAA or federal marketing laws.

Several federal laws are designed to protect consumers from various types and modes of marketing. HIPAA prohibits certain types of marketing to individuals using PHI, except for certain treatment and healthcare operations, including communications made to describe a health-related product or service (or payment for such product or service) that is provided by, or included in, a plan of benefits. Our solutions may be subject to review by HHS or OCR and deemed in violation of HIPAA, which could subject us to significant fines or other penalties. In addition, the Telephone Consumer Protection Act (TCPA), is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA's purview has extended to text messages sent to consumers. We may communicate with and perform outreach to members through multiple modes of communication, including phone, email, and secure messaging. We must ensure that our solutions that leverage telephone and secure messaging comply with TCPA regulations and agency guidance. While we strive to adhere to strict policies and procedures, the Federal Communications Commission (FCC), as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our solutions violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our customer contracts, could require us to change or terminate some portions of our offerings, could require us to refund portions of our fees, and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Other laws focus on unsolicited email, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, (CAN-SPAM Act), which establishes requirements for the transmission of commercial email messages and specifies penalties for unsolicited commercial email messages that follow a recipient's opt-out request or deceive the receiving consumer.

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

As of February 28, 2021, we had U.S. federal net operating loss carryforwards (NOLs), of $307.4 million and state NOLs of $272.8 million. Under the Tax Act, as modified by the CARES Act, unused NOLs for the tax year ended February 28, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated in taxable years beginning after December 31, 2017, which would be our tax year ending

February 28, 2018 and thereafter, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible in the case of NOLs arising in taxable years ending after 2020 to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. As a result, if we earn net taxable income in future years, our NOLs arising in tax years ending February 28, 2018 and earlier may expire prior to being used, and our NOLs generated in later tax years will be subject to a percentage limitation in tax years beginning after 2020. In addition, under the CARES Act, corporate taxpayers may carryback net operating losses originating in taxable years beginning after 2017 and before 2021 for up to five years, which was not previously allowed under the Tax Act. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes and to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceed 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our initial public offering or as a result of future events, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of one of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California recently suspended the ability to use NOLs and certain tax research credits for a period of time to offset taxable income for California state tax purposes in taxable periods beginning after 2019 and before 2023. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.

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

Stockholders owning an aggregate of up to approximately 13.2 million shares are entitled, under our registration rights agreement, to require us to register shares owned by them for public sale in the United States.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our acquisition of 2nd.MD, we entered into a registration rights agreement with 2nd.MD’s existing security holders, pursuant to which we agreed that we would register the shares of common stock issued to such security holders in the merger. On March 15, 2021, pursuant to the registration rights agreement, we filed a registration statement with the SEC to register for resale up to 2,495,441 shares of our common stock held by 2nd.MD’s existing security holders. Similarly, in connection with our acquisition of PlushCare, we entered into a registration rights agreement with PlushCare’s existing security holders, pursuant to which we agreed that we would register the shares of common stock issued to such security holders in the merger.

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

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the information contained in their reports. Securities and industry analysts may cease to publish research on our business or publish negative coverage. If one or more analysts commence coverage of us and publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, financial condition, operating performance, industry, or end-markets, or downgrade our common stock, our share price could decline. In addition, if a significant number of these analysts ceases coverage of our company or fails to regularly publish reports about us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Not applicable.

(b) Use of Proceeds

On July 7, 2020, we closed on our IPO in which we issued and sold 11,526,134 shares (inclusive of the underwriters’ over-allotment option to purchase 1,503,408 shares) of common stock at a price of $22.00 per share pursuant to a Registration Statement on Form S-1. The aggregate net proceeds to us from the offering were $231.2 million, after deducting underwriting discounts and commissions of $17.8 million and net offering expenses of approximately $4.6 million. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of July 1, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on July 2, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated January 14, 2021, by and among Registrant, Maestro Merger Sub, LLC, Innovation Specialists LLC d/b/a 2nd.MD, and Shareholder Representative Services LLC, as Member Representative	8-K	001-39348	2.1	March 4, 2021

2.2	Agreement and Plan of Merger, dated April 22, 2021, by and among Registrant, Panda Merger Sub, Inc., PlushCare, Inc., and Fortis Advisors LLC, as stockholder representative, as amended	8-K	001-39348	2.1	June 10, 2021

3.1	Amended and Restated Certificate of Incorporation of Accolade, Inc.	8-K	001-39348	3.1	July 10, 2020

3.2	Amended and Restated Bylaws of Accolade, Inc.	S-1/A	333-236786	3.4	February 28, 2020

4.1	Registration Rights Agreement, dated March 3, 2021, by and between Accolade, Inc. and the holders listed on the Schedule of Holders thereto	8-K	001-39348	4.1	March 4, 2021

4.2	Indenture, dated as of March 29, 2021, by and between Registrant and U.S. Bank National Association, as Trustee	8-K	001-39348	4.1	March 29, 2021

4.3	Form of Global Note, representing Registrant’s 0.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-39348	4.2	March 29, 2021

10.1	Fourth Amendment to Credit Agreement, dated March 2, 2021, by and among the Company, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	March 4, 2021

10.2	Fifth Amendment to Credit Agreement dated March 23, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	10-K	001-39348	10.13	May 7, 2021

10.3	Sixth Amendment to Credit Agreement, dated May 26, 2021, by and among the Company, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	June 1, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCOLADE, INC. (Registrant)

Date: July 8, 2021	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: July 8, 2021	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial and Accounting Officer)