Form 10-Q
period 2021-08-31
Accolade, Inc.
filed 2021-10-07
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021

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

As of September 30, 2021, 66,664,186 shares of the registrant’s common stock were outstanding.

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

●	We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
●	We derive a significant portion of our revenue from our largest customers. Our largest customer, Comcast Cable, accounted for 16% and 24% of our revenue for the fiscal years ended February 28(29), 2021 and 2020, respectively, and accounted for 10% of our revenue for the three months ended August 31, 2021. Additionally, our three largest customers, including Comcast, accounted for 38% of our revenue for the fiscal year ended February 28, 2021, and accounted for 20% of our revenue for the three months ended August 31, 2021. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.
●	We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.
●	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.
●	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
●	Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality and due to the fact that a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings.
●	If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.
●	If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistant, clinical, and various product and technology roles, our business could be adversely affected.
●	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations. For example, in July 2019 we acquired MD Insider, Inc. (MDI); in March 2021 we acquired Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD); and in June 2021 we acquired PlushCare, Inc. (PlushCare).
●	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.
●	The Coronavirus Disease 2019 (COVID-19) pandemic may significantly disrupt our operations and negatively impact our business, financial condition, and results of operations.
●	If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business could be harmed.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	August 31,	February 28,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$384,003	$433,884
Accounts receivable, net	15,845	9,112
Unbilled revenue	2,875	2,725
Current portion of deferred contract acquisition costs	2,864	2,210
Current portion of deferred financing fees	—	93
Prepaid and other current assets	12,023	5,957
Total current assets	417,610	453,981
Property and equipment, net	12,181	9,227
Goodwill	575,660	4,013
Intangible assets, net	255,166	604
Deferred contract acquisition costs	7,256	6,067
Other assets	1,921	1,618
Total assets	$1,269,794	$475,510
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,696	$7,390
Accrued expenses	6,777	4,845
Accrued compensation	35,868	35,379
Deferred rent and other current liabilities	3,040	567
Due to customers	6,685	5,015
Current portion of deferred revenue	43,117	25,879
Contingent consideration liabilities	145,214	—
Total current liabilities	249,397	79,075
Convertible notes, net of unamortized issuance costs	279,849	—
Deferred rent and other noncurrent liabilities	6,637	5,192
Deferred revenue	353	395
Total liabilities	536,236	84,662

Commitments and Contingencies (note 11)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 66,348,000 and 55,699,052 shares issued and outstanding at August 31, 2021 and February 28, 2021, respectively	7	6
Additional paid-in capital	1,216,142	762,362
Accumulated deficit	(482,591)	(371,520)
Total stockholders’ equity	733,558	390,848
Total liabilities and stockholders’ equity	$1,269,794	$475,510

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2021	2020	2021	2020
Revenue	$73,288	$36,788	$132,815	$72,682
Cost of revenue, excluding depreciation and amortization	44,334	21,071	80,270	43,310
Operating expenses:
Product and technology	22,512	12,236	38,451	23,606
Sales and marketing	24,009	7,881	38,518	15,196
General and administrative	26,170	6,453	48,172	12,120
Depreciation and amortization	11,021	2,049	19,717	3,977
Change in fair value of contingent consideration	19,686	—	30,146	—
Total operating expenses	103,398	28,619	175,004	54,899
Loss from operations	(74,444)	(12,902)	(122,459)	(25,527)
Interest expense, net	(776)	(2,347)	(1,394)	(3,629)
Other income (expense)	11	(104)	(44)	(119)
Loss before income taxes	(75,209)	(15,353)	(123,897)	(29,275)
Income tax benefit (expense)	12,845	(18)	12,826	(56)
Net loss	$(62,364)	$(15,371)	$(111,071)	$(29,331)

Net loss per share, basic and diluted	$(0.97)	$(0.47)	$(1.81)	$(1.45)

Weighted-average common shares outstanding, basic and diluted	64,404,223	33,029,147	61,332,729	20,277,416

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

In thousands, except shares)

	Convertible Preferred stock		Stockholders' Equity (Deficit)
			Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, February 29, 2020	19,513,939	$233,022	6,033,450	$2	$64,071	$(320,868)	$(256,795)
Exercise of stock options and common stock warrants	—	—	347,807	—	2,999	—	2,999
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
Net loss	—	—	—	—	—	(13,960)	(13,960)
Balance, May 31, 2020	19,513,939	$233,022	6,381,257	$2	$68,329	$(334,828)	$(266,497)
Exercise of stock options and common stock warrants	—	—	383,575	—	1,726	—	1,726
Issuance of common stock in initial public offering, net of issuance costs of $4,596	—	—	11,526,134	1	231,227	—	231,228
Conversion of preferred stock into common stock	(19,513,939)	(233,022)	29,479,521	2	233,020	—	233,022
Automatic exercise of warrants into common stock in connection with initial public offering	—	—	1,401,836	—	—	—	—
Issuance of stock options to satisfy bonus obligation	—	—	—	—	5,735	—	5,735
Issuance of common stock in connection with 2019 acquisition	—	—	97,019	—	156	—	156
Stock-based compensation expense	—	—	—	—	2,105	—	2,105
Net loss	—	—	—	—	—	(15,371)	(15,371)
Balance, August 31, 2020	—	$—	49,269,342	$5	$542,298	$(350,199)	$192,104

Balance, February 28, 2021	—	—	55,699,052	6	762,362	(371,520)	390,848
Issuance of common stock in connection with acquisition	—	—	2,822,242	—	116,187	—	116,187
Issuance of replacement awards in connection with acquisition	—	—	—	—	1,520	—	1,520
Exercise of stock options and vesting of restricted stock units	—	—	236,982	—	2,141	—	2,141
Purchase of capped calls	—	—	—	—	(34,503)	—	(34,503)
Issuance of common stock in connection with the employee stock purchase plan	—	—	50,516	—	1,948	—	1,948
Stock-based compensation expense	—	—	—	—	7,675	—	7,675
Net loss	—	—	—	—	—	(48,707)	(48,707)
Balance, May 31, 2021	—	$—	58,808,792	$6	$857,330	$(420,227)	$437,109
Issuance of common stock in connection with acquisition	—	—	7,144,393	1	330,337	—	330,338
Issuance of replacement awards in connection with acquisition	—	—	—	—	5,209	—	5,209
Exercise of stock options and vesting of restricted stock units	—	—	394,815	—	3,491	—	3,491
Stock-based compensation expense	—	—	—	—	19,775	—	19,775
Net loss	—	—	—	—	—	(62,364)	(62,364)
Balance, August 31, 2021	—	$—	66,348,000	$7	$1,216,142	$(482,591)	$733,558

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended August 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(111,071)	$(29,331)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization expense	19,717	3,977
Amortization of deferred contract acquisition costs	1,246	740
Change in fair value of contingent consideration	30,146	—
Deferred income taxes	(12,865)	—
Noncash interest expense	823	1,316
Stock-based compensation expense	27,450	3,364
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and unbilled revenue	1,440	(9,581)
Accounts payable and accrued expenses	(267)	(806)
Deferred contract acquisition costs	(2,349)	(2,812)
Deferred revenue and due to customers	16,735	3,847
Accrued compensation	(5,782)	6,580
Deferred rent and other liabilities	(75)	(212)
Other assets	(3,792)	(437)
Net cash used in operating activities	(38,644)	(23,355)
Cash flows from investing activities:
Purchase of marketable securities	(99,998)	—
Sale of marketable securities	99,998	—
Capitalized software development costs	(356)	(374)
Purchases of property and equipment	(1,573)	(981)
Earnout payments to MD Insider	—	(58)
Cash paid for acquisitions, net of cash acquired	(261,873)	—
Net cash used in investing activities	(263,802)	(1,413)
Cash flows from financing activities:
Proceeds from IPO, net of underwriters' discounts and commissions and offering costs	—	231,675
Proceeds from stock option and warrant exercises	5,654	4,802
Payments of equity issuance costs	(60)	—
Payment of debt issuance costs	(8,368)	—
Payment for purchase of capped calls	(34,443)	—
Proceeds from stock purchases under employee stock purchase plan	2,282	—
Proceeds from borrowings on debt	287,500	51,166
Repayments of debt principal	—	(73,166)
Payments related to debt retirement	—	(753)
Net cash provided by financing activities	252,565	213,724
Net increase (decrease) in cash and cash equivalents	(49,881)	188,956
Cash and cash equivalents, beginning of period	433,884	33,155
Cash and cash equivalents, end of period	$384,003	$222,111
Supplemental cash flow information:
Interest paid	$102	$2,194
Fixed assets included in accounts payable	$166	$48
Other receivable related to stock option exercises	$75	$108
Income taxes paid	$60	$105
Common stock issued in connection with acquisitions	$446,525	$—
Replacement awards issued in connection with acquisitions	$6,729	$—
Bonus settled in the form of stock options	$—	$5,735
Debt issuance and offering costs included in accounts payable and accrued expenses	$—	$312

See accompanying notes to condensed consolidated financial statements.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data)

(1)   Background

The entity was initially organized as a limited liability company under the name Accretive Care LLC in Delaware on January 23, 2007. On June 14, 2010, the entity converted from a limited liability company to a Delaware corporation and changed its name to Accolade, Inc. (Accolade or together with its subsidiaries, the Company). Accolade is co-headquartered in Seattle, Washington and Plymouth Meeting, Pennsylvania.

The Company provides personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. The Company’s customers are primarily employers that contract with Accolade to provide their employees and their employees’ families (the members) a single place to turn for their health, healthcare, and benefits needs. The Company also offers expert medical opinion services to employer customers through the acquisition of Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD). With the acquisition of PlushCare, Inc. (PlushCare), the Company offers virtual primary care and mental health support, both directly to consumers and to employer customers. These services are designed to drive better healthcare outcomes and increased satisfaction for the participants while lowering costs for the payor. The Company provides its services to customers throughout the United States.

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

Through the acquisition of PlushCare, the Company has various administrative service agreements (ASA) with professional medical corporations established in California, Illinois, Wyoming, and New Jersey (PC). The PCs employ or contract with medical providers who provide services via the Company’s technology platform. The ASAs are evergreen and are terminable by the parties for breach or bankruptcy. Through the ASAs, the Company provides non-clinical administrative services to the PCs and manages the economic activities that most significantly affect PCs. The PCs retain control over the provision of medical services and the PC’s clinical personnel.

The PCs are variable interest entities (VIE) to the Company. Under Accounting Standards Codification Subtopic 810 – Consolidation, the Company is considered the PC’s primary beneficiary because the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and absorbs the residual benefits and losses from the VIE’s operations. Consequently, the Company consolidates the operations of the PCs. PC assets were $14,101 as of August 31, 2021. These assets consisted primarily of cash of $11,500 and accounts receivable of $2,512, which may only be used to settle the obligations of the PCs. PC liabilities were $2,918 as of August 31, 2021.

The PCs and the Company are independent entities, and as such creditors of the PCs do not have recourse against the Company in the event of default by the PC. Additionally, the PC’s non-cash assets are available to the Company to satisfy obligations or for other corporate purposes.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(b)  Unaudited Interim Financial Statements

The accompanying consolidated financial statements and the related footnote disclosures are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim consolidated financial position as of August 31, 2021, the results of its operations for the three and six months ended August 31, 2021 and 2020, and its cash flows for the six months ended August 31, 2021 and 2020. The results for the three and six months ended August 31, 2021 are not necessarily indicative of results to be expected for the year ending February 28, 2022, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 28, 2021.

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

For the three months ended August 31, 2021 and 2020, the Company capitalized $356 and $85, respectively, for internal-use software. For the six months ended August 31, 2021 and 2020, the Company capitalized $356 and $374, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended August 31, 2021 and 2020 was $592 and $1,120, respectively. Amortization expense related to capitalized internal-use software during the six months ended August 31, 2021 and 2020 was $1,806 and $2,131, respectively.

(d)  Intangible Assets

The Company has acquired intangible assets in the form of developed technology, customer relationships, trade names, supplier-based network, and non-compete agreements through various acquisitions. Intangible assets are recorded at fair value on the date of acquisition and are subject to amortization over the estimated useful lives of each asset. Estimates of fair value and useful lives are based on historical factors, current circumstances, and the experience and judgment of management. Estimates and assumptions used to value intangible assets are evaluated by management on an ongoing basis.

The caption “Acquired technology, net” included on the balance sheet in previous filings was changed to “Intangible assets, net” as of May 31, 2021.

(e)  Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and marketable securities. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money market funds. Marketable securities are comprised of United States treasury bills with original maturities greater than 90 days. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Significant customers are those which represent 10% or more of the Company’s revenue during the periods. For each significant customer, revenue as a percentage of total revenue was as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2021	2020	2021	2020
Customer 1	9.7%	14.3%	10.7%	17.2%
Customer 2	4.9%	12.4%	5.5%	11.6%
Customer 3	5.0%	10.6%	5.0%	10.8%
Total	19.6%	37.3%	21.2%	39.6%

Accounts receivable outstanding related to these customers at August 31, 2021 was as follows:

August 31, 2021
Customer 1	$2,317
Customer 2	—
Customer 3	1,500

(f)  Marketable securities

The Company classifies its marketable securities as available-for-sale, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at fair market value. The total unrealized gain related to the marketable securities was inconsequential during the three and six months ended August 31, 2021.

(g) Variable Interest Entities

An entity is generally considered a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights.

In determining whether the Company is the primary beneficiary of a VIE, the Company reviews governing contracts, formation documents, and any other contractual arrangements for any relevant terms and determines the activities that have the most significant impact on the VIE and who has the power to direct those activities. The Company then determines whether it is the primary beneficiary based on its power to direct the most significant activities of the VIE and/or whether it has a financial interest that is potentially significant. Determining the primary beneficiary requires significant judgment. The Company continuously analyzes entities in which it holds variable interests, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated.

(h)  New Accounting Pronouncements Not Yet Adopted

Leases: In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessor, Leases (Topic 842), which provides guidance on sales tax and other taxes collected from lessees. In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings,

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

as well as a new practical expedient for lessors. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective Dates for Certain Entities, which delayed the adoption period of Topic 842. The guidance (collectively ASC 842) will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASC 842 is effective for the Company for its fiscal year ending February 28, 2022, and interim periods within the fiscal year ending February 28, 2023. Early adoption is permitted. The Company expects to adopt this guidance using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application, March 1, 2021. The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company continues to assess all of the effects of the adoption, it currently estimates that the most significant impact upon adoption will be to record operating lease liabilities, and corresponding right-of-use assets, on its consolidated balance sheet based on the present value of the remaining minimum rental payments. The adoption will also require significant new disclosures about the Company’s leasing activities.

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit loss (CECL) model, which will require entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. ASU 2016-13 is effective for the Company for its fiscal year ending February 28, 2022. Early adoption is permitted. The Company does not believe that this standard will have a material impact on the Company’s consolidated financial statements and related footnote disclosures.

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

(i)  Recently Adopted Accounting Pronouncements

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

(3) Revenue

The Company earns revenue from its customers by providing personalized health guidance solutions, expert medical opinion services, virtual primary care services, and mental health support to members. The Company’s solutions allow its members to interact with its Accolade Health Assistants and clinicians as well as medical specialists and primary care physicians through various means of communication, including video, telephony, and secure messaging and via its mobile application and member portal. The Company prices its personalized health guidance solutions using a recurring per-member-per-month fee (PMPM), typically with a portion of the fee calculated as the product of a fixed rate times the number of members (fixed PMPM fee), plus a variable PMPM fee calculated as the product of a variable rate times the number of members (variable PMPM fee). The fees associated with the variable PMPM fee can be earned through the

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

achievement of performance metrics and/or the realization of healthcare cost savings resulting from the utilization of the Company’s services. Collectively, the fixed PMPM fee and variable PMPM fee are referred to as the total PMPM fee. The Company’s PMPM pricing varies by contract. In certain contracts, the maximum total PMPM fee varies during the contract term (total PMPM rate increases or decreases annually), while in other contracts, the total PMPM maximum fee is consistent over the term, yet the fixed and variable portions vary. For example, in certain contracts the fixed PMPM fee increases on an annual basis while the variable PMPM fee decreases on an annual basis, resulting in the same total PMPM fee throughout the term of the contract.

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

For the Company’s direct-to-consumer virtual primary care services, the Company charges members a fee on a monthly or yearly subscription fee basis. In addition, virtual primary care visits are billed on a per visit basis. Virtual primary care services provided to the Company’s enterprise customers are priced using a recurring PMPM fee, a per-consultation fixed case rate, or a combination of both. In certain engagements, the consideration for enterprise contracts is variable such that a percentage of PMPM fees and per-consultation fixed case rate fees related to virtual primary care services are earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from the utilization of the Company’s services.

At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. The Company’s contracts for personalized health guidance solutions and expert medical opinion services generally include two performance obligations: stand ready services and reporting. In addition, the Company’s contracts for direct-to-consumer virtual primary care services generally include two performance obligations: stand ready services related to platform access as part of a subscription and stand ready services to provide consultations. The Company’s contracts for virtual primary care services provided to enterprise customers generally include one performance obligation of stand ready services to provide consultations. The Company’s contracts include stand ready services to provide eligible participants with access to the Company’s services and to perform an unspecified quantity of interactions with members during the contract period. Accordingly, the Company’s services are generally viewed as stand ready performance obligations comprised of a series of distinct daily services that are substantially the same and have the same pattern of transfer. For the stand ready services related to personalized health guidance solutions, the Company satisfies these performance obligations over time and recognizes revenue related to its services as the services are provided using a measure of progress based upon the actual number of members eligible for the service during the respective period as a percentage of the estimated members expected to be eligible for the service over the term of the contract. The Company believes a measure of progress based on the number of members is the most appropriate measurement of control of the services being transferred to the customer as the amount of internal resources necessary to stand ready is directly correlated to the number of members who can use the services. For the stand ready services related to expert medical opinion services, the Company satisfies these performance obligations over time and recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient. For the stand ready services related to virtual primary care services paid for on a subscription fee basis, the Company satisfies these performance obligations over time and recognizes revenue ratably over the subscription period. For stand ready services related to virtual primary care services paid for on a per consultation basis, this revenue is recognized as the services are delivered. Revenue related to virtual primary care services on a per consultation basis is recognized based upon then-current prices for any non-insured consultations or in an amount that reflects the consideration that is expected based upon then-current prices and historical experience from insurance payers for insured consultations. In addition, the Company’s contracts may include additional add-on services as separate performance obligations that are also considered stand ready services. These add-on services have the same patterns of transfer and revenue recognition as discussed above.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

As of August 31, 2021, $206,934 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Fiscal year ending February 28(29),
Remainder of 2022	$95,910
2023	73,057
2024	30,304
2025	7,306
2026	357
Total	$206,934

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the six months ended August 31, 2021 and 2020 were the result of revenue recognized as well as net cash received and liabilities assumed associated with the acquisitions of 2nd.MD and PlushCare. Significant changes in the deferred revenue balances during the six months ended August 31, 2021 and 2020 were the result of recognized revenue of $23,746 and $23,725, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the three and six months ended August 31, 2021 and 2020 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended August 31, 2021 and 2020 was $1,348 and $1,535, respectively. Revenue related to performance obligations satisfied in prior periods that was recognized during the six months ended August 31, 2021 and 2020 was $2,758 and $3,014, respectively. These amounts relate to the ratable recognition through the minimum contract term of performance obligations satisfied in prior periods related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $1,606 and $1,999 for the three months ended August 31, 2021 and 2020, respectively. The Company capitalized commission costs of $2,033 and $2,502 for the six months ended August 31, 2021 and 2020, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.

Deferred commissions are paid over the first year of a contract and are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $466 and $237 for the three months ended August 31, 2021 and 2020, respectively, and $904 and $470 for the six months ended August 31, 2021 and 2020, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $234 and $166 for the three months ended August 31, 2021 and 2020, respectively, and $315 and $310 for the six months ended August 31, 2021 and 2020,

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $179 and $110 for the three months ended August 31, 2021 and 2020, respectively, and $343 and $270 for the six months ended August 31, 2021 and 2020, respectively.

(4)   Acquisitions

Acquisition of PlushCare

On June 9, 2021, the Company acquired all the outstanding equity interests of PlushCare.  Based in San Francisco, California, PlushCare is a leading provider of virtual primary care and mental health support. The results of operations and financial position of PlushCare are included in the Company’s consolidated financial statements from the date of acquisition.

The preliminary consideration paid was comprised of cash, common stock, and contingent consideration as follows:

Consideration
Fair value of common stock issued	$330,338
Fair value of contingent consideration	38,820
Cash consideration, net of cash acquired	33,860
Fair value of replacement awards	5,209
Total consideration	$408,227

The aggregate purchase consideration of $408,227 was provided through cash of $33,860 (net of $17,837 cash acquired and $1,463 of debt repaid) and the issuance of 7,144,393 shares of the Company’s common stock, of which 854,717 are subject to future vesting and excluded from consideration paid. The contingent consideration represents a potential obligation for the Company to issue additional shares of common stock, cash, and restricted stock units equal to up to $70,000 to the selling shareholders of PlushCare upon the achievement of eligible revenue thresholds for the twelve months ended December 31, 2021. Up to $5,000 of this contingent consideration will be withheld from being paid to the selling shareholders of PlushCare until the resolution of a pending litigation matter. See Note 11 for further details.

The estimated fair value of the replacement awards issued in the above table is comprised of 325,992 options to purchase Accolade common stock issued to PlushCare employees as of the acquisition date with an estimated fair value of $16,663, of which $5,209 was attributable to pre-acquisition services. The remaining estimated value of $11,454 associated with the replacement awards is attributable to post-acquisition services and will be expensed over the future requisite service periods of the awards.

Certain key PlushCare employees entered into agreements with the Company whereby a portion of their shares issued at closing are subject to continuous employment with the Company and vest annually over a three-year period following the acquisition date. Upon voluntary termination of employment, any unvested shares will be forfeited. Due to the risk of forfeiture upon termination of employment, the 806,161 shares subject to forfeiture have been excluded from the purchase price and are accounted for as stock-based compensation expense in the post-business combination periods. Also, one PlushCare employee received 48,556 shares of unvested common stock. These shares vest on a pro rata basis monthly through May 2023.

The estimated fair value of the contingent consideration associated with future revenue milestones was determined using a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions such as (i) projected eligible revenues, (ii) expected term, (iii) risk-free rate, (iv) risk-adjusted discount rate, (v) share volatility, and (vi) operational leverage ratio between revenues and earnings before interest,

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

taxes, depreciation, and amortization (EBITDA). The fair value measurements for contingent consideration are based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the assumptions used could materially change the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was $63,385 as of August 31, 2021 and is subject to remeasurement until the contingency is resolved or expires. The estimated fair value of contingent consideration increased since the acquisition date primarily due to an increase in forecasted revenues from the original projection. The Company records the change in fair value of its contingent consideration liabilities in the consolidated statements of operations. See Note 6 for further details.

The Company accounted for the acquisition of PlushCare under the U.S. GAAP business combinations guidance. This accounting requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed is based upon preliminary information and is subject to further adjustment within the measurement period.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Accounts receivable	$2,547
Prepaid and other current assets	573
Property and equipment	298
Other noncurrent assets	933
Goodwill	361,483
Intangible assets(1)
Customer relationships	4,050
Technology	40,650
Trade name	10,300
Non-compete agreements	6,200
Total assets acquired	$427,034

Liabilities assumed:
Accounts payable	$1,532
Accrued expenses	193
Accrued compensation	2,117
Current portion of deferred revenue	1,212
Deferred tax liability	12,865
Other liabilities	888
Total liabilities assumed	$18,807

Net assets acquired	$408,227
(1)	The weighted-average useful life of intangible assets acquired is approximately 5 years.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date. The identifiable intangible assets included customer relationships, technology, trade name, and non-compete agreements and are being amortized on a straight-line basis ranging from 2 years to 10 years. The valuation methods require several judgments and assumptions to determine the fair value of intangible assets, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate. Key assumptions used included revenue projections for fiscal 2022 through 2035, an

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

attrition rate of 25% and 50%, a tax rate of 25%, a discount rate of 12.5%, a royalty rate of 3% and probabilities of competition between 70% and 90%.

The technology intangible asset was valued using the estimated replacement cost method. This method requires several judgments and assumptions to determine the fair value, including expected profits and opportunity cost. Goodwill is attributable to the workforce of PlushCare as well as expected future growth into new and existing markets and is not deductible for income tax purposes.

For the three and six months ended August 31, 2021, PlushCare contributed $12,746 of revenue and $6,460 of net loss, which includes $5,157 of equity-based compensation expense related to PlushCare employees, to the Company’s operating results.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The estimated fair value of the contingent consideration associated with future revenue milestones was determined using a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions such as (i) projected eligible revenues, (ii) expected term, (iii) risk-free rate, (iv) risk-adjusted discount rate, (v) share volatility and (vi) operational leverage ratio between revenues and earnings before interest, taxes, depreciation and amortization (EBITDA). The fair value measurements for contingent consideration are based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the assumptions used could materially change the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was $81,829 as of August 31, 2021 and is subject to remeasurement until the contingency is resolved or expires. The estimated fair value of contingent consideration increased since the acquisition date primarily due to an increase in the Company’s stock price. The Company records the change in fair value of its contingent consideration liabilities in the consolidated statements of operations. See Note 6 for further details.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

For the three months ended August 31, 2021, 2nd.MD contributed $12,124 of revenue and $6,748 of net loss, which includes $4,733 of equity-based compensation expense related to 2nd.MD employees, to the Company’s operating results. For the six months ended August 31, 2021, 2nd.MD contributed $23,993 of revenue and $12,992 of net loss, which includes $9,025 of equity-based compensation expense related to 2nd.MD employees, to the Company’s operating results.

Unaudited Pro Forma Financial Information

The following table reflects the pro forma operating results for the Company which gives effect to the acquisitions of 2nd.MD and PlushCare as if they had occurred on March 1, 2020. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company, 2nd.MD, and PlushCare adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the acquisitions of 2nd.MD or PlushCare.

	Unaudited Pro Forma
	Three months ended August 31,		Six months ended August 31,
	2021	2020	2021	2020
Revenue	$74,629	$56,389	$147,161	$110,062
Net loss	$(62,491)	$(34,819)	$(125,590)	$(67,898)

Pro forma net losses for the three and six months ended August 31, 2021 and 2020 reflect adjustments primarily related to interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisition had been completed at the beginning of the respective periods.

Acquisition of MD Insider

On July 31, 2019, the Company acquired the outstanding equity interests of MDI. Based in California, MDI is a provider of machine learning-enabled physician performance transparency.  The aggregate purchase price consideration of $6,488 was paid primarily through the issuance of up to 462,691 shares of the Company’s common stock, of which 387,132 were issued as of August 31, 2021 and February 28, 2021, with the remaining shares issuable subject to certain working capital and indemnity adjustments (if applicable). MDI’s former shareholders were eligible to receive 100,607 additional shares of the Company’s common stock upon the completion of a platform solution, as defined in the purchase agreement (MDI Earnout). The deadline to complete the cost transparency platform solution in order to qualify for the MDI Earnout was initially March 1, 2020, and was subsequently extended to July 1, 2020, by which time it had been earned. During August 2020, the Company issued 96,487 shares of common stock in connection with the MDI Earnout (which shares are included in the 387,132 shares issued as of February 28, 2021). The MDI Earnout was accounted for as an equity classified instrument and was not subject to remeasurement in subsequent periods.

Acquisition-Related Costs

For the three and six months ended August 31, 2021, the Company incurred a total of $4,517 and $12,897, respectively, in acquisition costs that were expensed immediately and recorded in general and administrative expenses in the Company’s consolidated statements of operations.

Acquisition of HealthReveal

On September 30, 2021, the Company acquired substantially all the assets of HealthReveal, Inc. (HealthReveal). HealthReveal is a clinical artificial intelligence company focused on ensuring patients receive optimal, personalized chronic care to preempt adverse outcomes. Under the terms of the agreement, the Company issued 252,808

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

shares of common stock as consideration. The Company will issue additional shares of common stock valued up to $1,250 following the closing subject to the resolution of certain matters. The Company is in the process of accounting for this transaction and expects to disclose additional information in the Company’s subsequent Form 10-Q.

(5)   Goodwill and Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended August 31, 2021:

Balance, February 28, 2021	$4,013
Acquisitions	571,647
Balance, August 31, 2021	$575,660

Intangible assets consist of the following as of August 31, 2021:

		As of August 31, 2021
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Customer relationships	2 to 20 years	$124,050	$(3,481)	$120,569	19.0 years
Technology	2 to 5 years	101,550	(10,733)	90,817	4.6 years
Supplier-based network	5 years	25,000	(2,500)	22,500	4.5 years
Trade name	10 years	13,700	(428)	13,272	9.7 years
Non-compete agreement	2 to 3 years	9,300	(1,292)	8,008	2.7 years
		$273,600	$(18,434)	$255,166

Amortization expense for intangible assets was $9,533 and $362 during the three months ended August 31, 2021 and 2020, respectively, and $16,138 and $724 during the six months ended August 31, 2021 and 2020, respectively.

(6)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	August 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$148,449	$—	$—	$148,449
United States treasury bills	$99,992	$—	$—	$99,992

Liabilities
Contingent consideration liabilities	$—	$—	$145,214	$145,214

February 28, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Money market funds	$283,245	$—	$—	$283,245

In connection with the acquisitions of 2nd.MD and PlushCare, the Company recorded contingent consideration liabilities for the estimated fair value of Accolade common stock issuable to 2nd.MD and PlushCare shareholders upon the achievement of certain defined milestones. The contingent consideration liabilities are measured at fair value and are based on significant inputs not observable in the market, which represent a Level 3 measurement. The valuation of contingent consideration uses assumptions we believe would be made by a market participant.

The Company records the change in fair value of its contingent consideration liabilities in the consolidated statements of operations. The following presents changes in the Company’s Level 3 contingent consideration liabilities for the six months ended August 31, 2021:

Balance, February 28, 2021	$—
Incurred through acquisition	115,068
Change in fair value	30,146
Balance, August 31, 2021	$145,214

The estimated fair value of the convertible senior notes (Note 7) was $333,184 as of August 31, 2021, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

(7)   Debt

(a)  Convertible Senior Notes and Capped Call Options

Convertible Senior Notes

As of August 31, 2021, the Notes consisted of the following:

August 31, 2021
Principal	$287,500
Unamortized issuance costs	(7,651)
Net carrying amount	$279,849

In March 2021, the Company completed a private convertible note offering (the Notes), pursuant to an Indenture dated as of March 29, 2021 between the Company and U.S. Bank National Association, as trustee (the Indenture), and issued $287,500 of Notes that mature in April 2026, unless earlier converted, redeemed or repurchased. The Notes will bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021 and are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company incurred costs of $8,428 in connection with the Notes and the capped calls, of which $8,368 was allocated to the Notes and recorded as a debt discount and $60 was allocated to the capped call and recorded directly to additional paid-in capital. Net proceeds from the issuance of Notes were $279,132, and the Company used $34,443 of the net proceeds to pay the costs of the capped call transactions described below. For the three and six months ended August 31, 2021, the Company recorded interest expense of $773 and $1,326, respectively, of which $415 and $717, respectively, was associated with the amortization of the debt discount.

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

The Company may not redeem the Notes prior to April 6, 2024. On or after April 6, 2024, the Company may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

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

As of August 31, 2021, none of the conditions of the Notes to early convert have been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of August 31, 2021, the Company was in compliance with all covenants in the Notes.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

As discussed in Note 2(h), the Company early adopted ASU 2020-06 as of March 1, 2021 and concluded the Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Notes. For the three and six months ended August 31, 2021, the effective interest rate for the Notes was 0.8% and 2.9%, respectively.

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

(b)  Revolving Credit Facility

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of August 31, 2021 and February 28, 2021, the Company had an outstanding letter of credit to serve as office landlord security deposit in the amount of $1,084. This letter of credit is secured through the revolving credit facility, thus reducing the maximum capacity of the revolving credit facility to $78,916 as of August 31, 2021. No amounts are outstanding as of August 31, 2021.

The 2019 Revolver term ends on July 19, 2022. The interest rate on the outstanding borrowings are at LIBOR plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the LIBOR rate and Base Rate subject to minimum levels.  Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility. Issuance costs of $543, including the fair value of warrants issued, were capitalized and are being amortized to interest expense over the remainder of the 2019 Revolver term. During the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $74 and $323, respectively, related to the revolving credit facility. During the six months ended August 31, 2021 and 2020, the Company recorded interest expense of $195 and $880, respectively, related to the revolving credit facility. As of February 28, 2021, the balance of deferred financing fees was $93 and is recorded in other assets in the accompanying consolidated balance sheet.

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

(c)  Term Loan

On January 30, 2017, the Company entered into a $20,000 term loan facility (the Term Loan).  Under the terms of the Term Loan, the Company was permitted to borrow up to an aggregate principal amount of $20,000, with the total amount of available borrowings subject to certain monthly recurring revenue calculations. During July 2019, an amendment was entered into (Amendment 1) which resulted in an additional $2,000 of availability and set interest on the outstanding balance payable monthly at a rate of 10.00% per annum and interest payable-in-kind accrued at a rate of 2.00% per annum, compounded monthly, and due at maturity. Additionally, the Company was required to pay an exit fee equal to 1% of the aggregate principal borrowings at the time of maturity (end of term charge).

During May 2020, the Company entered into an additional amendment (Amendment 2), which resulted in an additional $2,500 of availability, increasing total availability to $24,500. Pursuant to Amendment 2, interest on the outstanding balance was payable monthly at a rate of 8.00% per annum and interest payable-in-kind accrued at a rate of 4.50% per annum, compounded monthly, and was due at maturity. Additionally, the Company was required to pay a prepayment fee equal to 2% of the aggregate principal borrowings if prepayment occurred on or prior to December 31, 2020, and 0.50% if prepayment occurred after December 31, 2020 but on or prior to maturity (prepayment fee), plus the end of term charge. Amendment 2 was accounted for as a debt modification, and all new lender fees were recorded as additional debt discount and third-party costs incurred in connection with the amendment were expensed as incurred.

During July 2020, the Company terminated the Term Loan. The Company repaid the outstanding balance of $24,500 in its entirety, along with accrued interest in kind of $600, the end of term charge of $251, and the prepayment fee of $502.

During the three months ended August 31, 2020, the Company recorded interest expense of $2,043. Included in interest expense for the three months ended August 31, 2020 was $1,045 related to the remaining debt discount that was recorded as interest expense as a result of the termination, as well as $502 related to the prepayment fee and the remaining unamortized amount related to the end of term charge. During the six months ended August 31, 2020, the Company recorded interest expense of $2,837.

(8)  Equity-based Compensation

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended August 31,		Six months ended August 31,
	2021	2020	2021	2020
Cost of revenue, excluding depreciation and amortization	$1,054	$218	$1,382	$327
Product and technology	6,366	718	8,188	1,152
Sales and marketing	4,054	490	5,427	792
General and administrative	8,301	679	12,453	1,093
Total stock-based compensation	$19,775	$2,105	$27,450	$3,364

(a) Stock Options

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of August 31, 2021, there was a total of 6,511,229 shares of common stock authorized for issuance under the Incentive Plan, of which 4,310,940 were available for future grants.

The following is a summary of stock option activity under the Option Plan and Incentive Plan:

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Balance, February 28, 2021	8,723,769	$8.97
Granted	445,195	52.25
Exercised	(600,082)	9.36
Forfeited	(194,274)	11.60
Balance, August 31, 2021	8,374,608	$11.18	6.6	years	$305,527
Vested and expected to vest as of August 31, 2021	8,294,834	$11.20	6.6	years	$265,499
Exercisable as of August 31, 2021	5,672,929	$7.12	5.7	years	$228,496

For the three and six months ended August 31, 2021, the Company recognized $2,799 and $4,913 in compensation expense related to stock options, respectively. As of August 31, 2021, approximately $30,558 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 2.6 years. The aggregate intrinsic value of stock options exercised was $14,424 and $5,676 for the three months ended August 31, 2021 and 2020, respectively, and $23,198 and $7,806 for the six months ended August 31, 2021 and 2020, respectively.

The weighted average grant date fair value of stock options granted during the three months ended August 31, 2021 was $31.37.

(b)PlushCare Stock Options

In connection with the acquisition of PlushCare, the Company assumed all stock options that were awarded under the PlushCare Plan and that were outstanding as of the closing of the acquisition.  These options were converted into options to purchase the Company’s common stock at a ratio determined in the purchase agreement. The Company has no intent to grant any further options under the PlushCare Plan beyond the options granted and outstanding as of the Company's acquisition of PlushCare.  The following is a summary of stock option activity under the PlushCare Plan:

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Assumed, June 9, 2021	325,992
Exercised	(13,089)	$1.18
Forfeited	(2,379)	$2.88
Balance, August 31, 2021	310,524	$1.62	8.2	years	$14,210
Vested and expected to vest as of August 31, 2021	308,295	$1.61	8.2	years	$11,660
Exercisable as of August 31, 2021	119,497	$0.99	7.6	years	$5,543

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

There were 48,556 stock options outstanding as of the acquisition date that were exercised prior to being vested. These options are excluded from the table above and vest on a pro rata basis monthly through May 2023. A total of 4,206 options vested during the three months ended August 31, 2021. For the three and six months ended August 31, 2021, the Company recognized $1,455 in compensation expense related to PlushCare stock options, respectively. As of August 31, 2021, approximately $10,266 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 2.3 years. The aggregate intrinsic value of stock options exercised was $675 for the three and six months ended August 31, 2021.

(c)  Restricted Stock Units

The Company issued 1,604,104 time-based restricted stock units during the six months ended August 31, 2021, of which 120,760 were replacement awards issued in connection with the acquisition of 2nd.MD (Note 4). These time-based restricted stock units are generally subject to a four-year vesting period, with one quarter of an award vesting one year after the vesting commencement date and the remainder vesting ratably on a monthly basis over the subsequent three years. The following is a summary of activity for the six months ended August 31, 2021:

Restricted Stock Units
Balance, February 28, 2021	190,713
Granted	1,604,104
Vested	(18,626)
Forfeited	(53,889)
Balance, August 31, 2021	1,722,302

For the three months ended August 31, 2021, the Company recognized $6,386 in restricted stock unit compensation expense. For the six months ended August 31, 2021, the Company recognized $8,016 in restricted stock unit compensation expense, including $947 related to the replacement awards, with $80,121 remaining of total unrecognized compensation costs related to these awards as of August 31, 2021. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.6 years. The weighted average grant date fair value of restricted stock units granted during the six months ended August 31, 2021 was $51.29.

In connection with the PlushCare acquisition, the agreement provides for the issuance of time-based restricted stock units for 64,694 shares of common stock to existing PlushCare shareholders, upon the achievement of the contingent consideration revenue milestones. These restricted stock units have not yet been issued and are not included in the table above. For the three and six months ended August 31, 2021, the Company recognized $1,919 in restricted stock unit compensation expense related to these restricted stock units.

(d)  Employee Stock Purchase Plan

In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering (IPO). The total shares of common stock initially reserved under the ESPP is limited to 1,100,000 shares. On March 1, 2021, there was an automatic annual increase, which increased the total available common shares to 1,656,991.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $466 and $857 during the three and six months ended August 31, 2021 related to the ESPP.

During the six months ended August 31, 2021, employees who elected to participate in the ESPP purchased a total of 50,516 shares of common stock, resulting in cash proceeds to the Company of $1,948. An additional $1,450 has been withheld via employee payroll deductions who have opted to participate in the next stock purchase plan period ending November 2021.

(e)  Other

In connection with the acquisition of 2nd.MD (Note 4), several 2nd.MD individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 608,332 shares that require continued employment with the Company. These shares are excluded from the above table. Included in the 608,332 shares are 281,531 shares that are also contingent upon the achievement of the contingent consideration milestones. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. These shares will vest 50% on the first anniversary of the acquisition date and 50% on the second anniversary of acquisition date. As of August 31, 2021, there were 608,332 unvested shares outstanding with a grant date fair value of $46.56 per share. The Company recognized stock-based compensation expense of $3,540 and $7,081 during the three and six months ended August 31, 2021, respectively. The unamortized compensation expense of $21,243 will be recognized over a weighted average remaining period of 1.5 years.

In connection with the acquisition of PlushCare (Note 4), certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares will vest on the first anniversary of the acquisition date, one third on the second anniversary of acquisition date, and one third on the third anniversary of the acquisition date. As of August 31, 2021, there were 806,161 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $3,209 during the three and six months ended August 31, 2021. The unamortized compensation expense of $39,130 will be recognized over a weighted average remaining period of 2.8 years.

(9)   Income Taxes

The provision (benefit) for income taxes consists of provisions for federal, state and foreign income taxes. As a result of the Company’s history of net operating losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized, which was partially released in the quarter ended August 31, 3031, due to the acquired intangibles of PlushCare.

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

For the three months ended August 31, 2021 and 2020, the Company recorded income tax provision (benefit) of $(12,845) and $18, respectively, which resulted in effective tax rates of 17.1% and (0.1%), respectively. For the six months ended August 31, 2021 and 2020, the Company recorded income tax provision (benefit) of $(12,826) and $56, respectively, which resulted in effective tax rates of 10.4% and (0.2%), respectively. The tax benefit for the three and six months ended August 31, 2021 relates to the partial release of the U.S. valuation allowance due to the acquired intangibles of PlushCare. The decrease in the valuation allowance of $(12,865) is due to the acquisition of PlushCare’s stock, whereby the acquired intangible assets have no tax basis. This required the Company to record a deferred tax liability which serves as a source of taxable income to realize the existing deferred tax assets of the Company.

(10)   Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended		Six months ended
	August 31,		August 31,
	2021	2020	2021	2020
Net loss	$(62,364)	$(15,371)	$(111,071)	$(29,331)
Weighted-average shares used in computing net loss per share	64,404,223	33,029,147	61,332,729	20,277,416
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(0.47)	$(1.81)	$(1.45)

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

	Six months ended
	August 31,
	2021	2020
Stock options	8,685,132	9,426,565
Unvested restricted stock units	1,722,302	—
Shares issued to 2nd.MD employees and subject to vesting	608,332	—
Contingent shares in connection with 2nd.MD acquisition	1,889,441	—
Shares issued to PlushCare employees and subject to vesting	850,511	—
Contingent shares in connection with PlushCare acquisition	1,494,210	—
Indemnity shares held in escrow in connection with PlushCare acquisition	27,382	—
Convertible Senior Notes	5,700,297	—
Total	20,977,607	9,426,565

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(11)   Commitments and Contingencies

(a)  Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity. As of August 31, 2021, the Company had accruals of $888 related to legal matters.

On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint alleges that certain of PlushCare’s subscription payment practices violate the California Automatic Renewal Law and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this matter, subject to a cap. As a loss is probable and can be reasonably estimated, the Company has recorded a contingent liability and corresponding indemnification asset at August 31, 2021.

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

(12) Change Healthcare Joint Development Agreement

In February 2020, the Company entered into a joint development agreement (JDA) and a data licensing agreement with Change Healthcare Holdings (Change Healthcare) whereby Change Healthcare provides various services to support the Company’s Total Care and Provider Services product offerings. Pursuant to the terms of the JDA, Change Healthcare is providing intellectual property (IP), technical know-how, and advisory services to the Company as it develops price transparency products under the JDA that will be utilized by the Company in several of its product offerings. Either party is permitted to sell the price transparency product within each party’s respective service offerings. Each party is entitled to a royalty from the other party in connection with any net sales associated with the price transparency product that was developed under the JDA, not to exceed $2,500 in cumulative royalty payments.

The future data license fee payments the Company owes under this agreement for the years noted are as follows:

Year Ending February 28(29),
Remainder of 2022	$108
2023	230
2024	245
2025	260
$843

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

Overview

We provide personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade solutions in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. Our innovative platform combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians (including nurses, physician medical directors, and behavioral health specialists). With the completion of our acquisition of PlushCare, we also offer virtual primary care and mental health support directly to consumers along with our enterprise customers.  We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our platform dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

Accolade Total Health and Benefits is our most comprehensive offering and most closely aligns to our “Premier” solution on which the company was founded and from which the majority of our revenues are derived today. Our technology platform has enabled us to unbundle aspects of this comprehensive offering to create two additional standalone offerings: Accolade Total Benefits (focused on member benefits engagement) and Accolade Total Care (focused on guiding members to high-quality, cost-effective providers). In addition, following our acquisition of 2nd.MD in March 2021, we began offering customers expert medical consultation (primarily for high-complexity, high-cost conditions) as a standalone service as well as a capability that can be incorporated into other core offerings. We have further leveraged our technology platform to develop add-on offerings and to integrate acquired solutions that target specific challenges faced by our customers.

In September 2021, we announced new solutions and new naming for the solutions described above. The new solutions – Accolade One and Accolade Care – combine the capabilities of Accolade’s historical navigation and advocacy solutions with our acquired primary care, mental health, and expert medical opinion services, augmented by artificial intelligence, machine learning, and data-driven recommendations. The new solutions are in their early stages of implementation with Accolade Care available for customers today and Accolade One scheduled for general availability in calendar year 2022. Additionally, we announced rebranding of our existing solutions to reflect the evolution and maturation of our offering portfolio. With these changes, Accolade Total Health and Benefits, Accolade Total Care, and Accolade Total Benefits have been bundled under the Accolade Advocacy umbrella, and 2nd.MD has been rebranded as Accolade ExpertMD.

We were founded in 2007 and launched our initial offering in 2009. We have seen significant growth in recent years since the changes to our executive management team in 2015 and the subsequent investments we have made in product, technology, sales, and distribution. Our customers represent a diversified set of industries, including media, technology, financial services, transportation, energy, and retail. Additionally, we serve consumers directly through our PlushCare solution.

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

In March 2021, we acquired 2nd.MD, a leading expert second opinion consultation and health care decision support company based in Houston, Texas. 2nd.MD provides a service that allows members to access board-certified national experts across the country for high-value consultations in a real-time video call or by phone in order to provide the member with a rapid second opinion on their medical condition enabling the member to make more informed decisions regarding significant and high-cost care decisions, such as whether to have surgery or elect to have a specific treatment. Under the terms of the agreement, the Company provided cash consideration of $228.0 million and issued 2,822,242 shares of our common stock. We will issue up to 1,889,441 additional shares of our common stock upon achievement of defined milestones following the closing.

In June 2021, we acquired PlushCare, a leading provider of virtual primary care and mental health support. The addition of a primary care team will extend our ability to improve clinical health outcomes for members and deliver additional cost savings for employers. Under the terms of the agreement, the Company provided cash consideration of $33.9 million and issued 7,144,393 shares of our common stock. We will issue additional shares of common stock, cash, and restricted stock units equal to up to $70.0 million upon achievement of defined revenue milestones following the closing.

In September 2021, we acquired substantially all the assets of HealthReveal, Inc. (HealthReveal). HealthReveal is a clinical artificial intelligence company focused on ensuring patients receive optimal, personalized chronic care to preempt adverse outcomes. Under the terms of the agreement, the Company provided 252,808 shares of common stock as consideration. The Company will issue additional shares of common stock valued up to $1.3 million following the closing subject to the resolution of certain matters.

For the three months ended August 31, 2021, our total revenue was $73.3 million, representing 99% year-over-year growth compared to total revenue of $36.8 million for the three months ended August 31, 2020. For the six months ended August 31, 2021, our total revenue was $132.8 million, representing 83% year-over-year growth compared to total revenue of $72.7 million for the six months ended August 31, 2020. For the three months ended August 31, 2021 and 2020, our net losses were $62.4 million and $15.4 million, respectively. For the six months ended August 31, 2021 and 2020, our net losses were $111.1 million and $29.3 million, respectively.

Our Business Model

We provide our solutions primarily to employers that deploy Accolade offerings to our members. We earn revenue from providing personalized health guidance solutions, expert medical opinion services, virtual primary care services, and mental health support to the members of our employer customers' health plans and to members of fully insured plans offered via health insurance companies. Our solutions are priced based on a recurring per-member-per-month (PMPM) fee, typically consisting of both a base fee and a performance-based fee component. As a result, generally, a portion of our potential revenue is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions. We typically achieve a substantial portion of the contractual performance metrics and realization in savings of healthcare spend. We also provide expert medical opinion services, which are typically charged on a PMPM or case rate basis, and virtual primary care and mental health support directly to consumers, which are typically priced on a fee per visit basis.

The primary cost of delivering our service includes the personnel costs of Accolade Health Assistants, clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, women's health specialists, case management specialists, expert medical opinion providers and virtual primary care physicians, as well as software and tools for telephony, workforce management, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of our solutions. As we support more customers with an increasing number of members over time, we expect that our support costs per member will decline due to economies of scale and improved operational efficiencies driven by continued enhancements of our technology platform and capabilities. We have experienced and expect to continue to achieve operational efficiencies realized from continued enhancements of our technology platform and capabilities.

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

We have demonstrated a consistent track record of product and technology innovation over time as evidenced by continuous improvement of our platform and new offerings. This innovation is driven by feedback we receive from our customers, industry experts, and the market generally. Our technology platform enabled us to unbundle aspects of our core navigation capability to create various offerings for our customers, while integrating capabilities from our recent acquisitions of 2nd.MD and PlushCare to deliver our Personalized Healthcare solution that combines our core navigation with expert medical consultations and virtual primary care and mental health support. Our investments in product and technology have been focused on increasing the value we provide via our personalized member health guidance solutions and expanding the market segments we can serve with a portfolio of offerings and associated price points.

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

Factors Affecting Our Performance

The following factors have been important to our business and we expect them to impact our business, results of operations, and financial condition in future periods:

Growth of Our Customer Base

We believe there is a substantial opportunity to further grow our customer base in our large and under-penetrated market through our sales and marketing strategy. Across our existing customer base and as we acquire new customers, we intend to expand and deepen these relationships. As we build trust through our proven model, we seek to cross-sell our add-on offerings, such as Trusted Supplier Program, COVID Response Care and Mental Health Integrated Care. We plan to continue to invest in sales and marketing in order to grow our customer base and increase sales to existing customers.

Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

Adoption of Current and Future Solutions

We are constantly innovating to enhance our model and develop new offerings. Our ability to act as a trusted advisor to our members and customers positions us to identify new opportunities for additional offerings that can meet their existing and emerging needs. Our open technology platform also allows us to efficiently add new offerings and applications on top of our existing technology stack, which we have demonstrated with the roll-out of Accolade Total Benefits and Accolade Total Care, as well as our add-on offerings, Accolade Boost, our Trusted Supplier Program, Accolade COVID Response Care, and Mental Health Integrated Care that target specific challenges faced by our customers. We also offer expert medical consultation and medical decision support service, which may be provided as a standalone service or with elements incorporated into our core offerings. We believe that as we expand our customer base and enter into new markets, we will be adept at identifying and deploying innovative new solutions whether developed internally or through acquisitions. In September 2021, we announced two new solutions – Accolade One and Accolade Care – that combine some or all of the elements of Accolade’s historical solutions and the acquired capabilities from 2nd.MD and PlushCare. We expect to begin selling these solutions during the current fiscal year with initial implementations in future years.

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

Customer Concentration

We have historically relied on a limited number of customers for a significant portion of our total revenue. If we do not retain some or all of those customers, it could have a material negative impact on future results. For the three months ended August 31, 2021, we had no customers that accounted for more than 10% of our total revenue, and for the six months ended August 31, 2021, we had one customer that accounted for more than 10% of our total revenue, with that customer representing 11% of our total revenues. The loss of any of our largest customers, the renegotiation of any of our largest customer contracts or a significant decrease in the employee headcount of our largest customers could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect to the solutions we provide and the terms of our customer agreements, including our fees. Most of our customer contracts have a three-year term, and some have rights to terminate prior to the end of the term.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended		For the six months ended
	August 31,		August 31,
	2021	2020	2021	2020

	(in thousands, except percentages)		(in thousands, except percentages)
Adjusted Gross Profit	$30,008	$15,935	$53,927	$29,699
Adjusted Gross Margin	40.9%	43.3%	40.6%	40.9%
Adjusted EBITDA	$(19,445)	$(8,748)	$(32,249)	$(18,186)

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted to exclude interest expense (net), income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition and integration-related costs, and change in fair value of contingent consideration. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this measure generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

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

	For the three months ended		For the six months ended
	August 31,		August 31,
	2021	2020	2021	2020

	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$73,288	$36,788	$132,815	$72,682
Less:
Cost of revenue, excluding depreciation and amortization	(44,334)	(21,071)	(80,270)	(43,310)
Gross profit, excluding depreciation and amortization	28,954	15,717	52,545	29,372
Add:
Stock‑based compensation, cost of revenue	1,054	218	1,382	327
Adjusted Gross Profit	$30,008	$15,935	$53,927	$29,699
Gross margin, excluding depreciation and amortization	39.5%	42.7%	39.6%	40.4%
Adjusted Gross Margin	40.9%	43.3%	40.6%	40.9%

Gross margin, excluding depreciation and amortization, for the three months ended August 31, 2021 and 2020, decreased to 39.5% from 42.7%, respectively, and Adjusted Gross Margin for the three months ended August 31, 2021 and 2020, decreased to 40.9% from 43.3%, respectively. Gross margin, excluding depreciation and amortization, for the six months ended August 31, 2021 and 2020, decreased to 39.6% from 40.4%, respectively, and Adjusted Gross Margin for the six months ended August 31, 2021 and 2020, decreased to 40.6% from 40.9%, respectively. The decrease to gross margin and adjusted gross margin for the comparable three and six-month periods is driven primarily by investments in staffing frontline teams for growth, in addition to launching new product offerings such as Mental Health Integrated Care.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net Loss	$(62,364)	$(15,371)	$(111,071)	$(29,331)
Adjusted for:
Interest expense, net	776	2,347	1,394	3,629
Income tax expense (benefit)	(12,845)	18	(12,826)	56
Depreciation and amortization	11,021	2,049	19,717	3,977
Stock‑based compensation	19,775	2,105	27,450	3,364
Acquisition and integration‑related costs	4,517	—	12,897	—
Change in fair value of contingent consideration	19,686	—	30,146	—
Other expense (income)	(11)	104	44	119
Adjusted EBITDA	$(19,445)	$(8,748)	$(32,249)	$(18,186)

Basis of Presentation and Components of Revenue and Expenses

We operate our business through a single reportable segment. We operate on a fiscal year ending at the end of February of each year, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

Revenue

We earn revenue from providing personalized technology-enabled solutions and expert medical opinion services to the members of our employer customers' health plans and to members of fully insured plans offered via health insurance companies. We also earn revenue from providing virtual primary care services and mental health support to consumers and members of enterprise customer health plans. Our solutions are priced based on a recurring PMPM fee and frequently include both a base PMPM fee based on eligible members and a performance-based component. As a result, a portion of our potential fee is typically variable, subject to our achievement of performance metrics, the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions, and the number of eligible members during the respective period. We also provide expert medical opinion services, which are typically charged on a PMPM or case rate basis, and virtual primary care services directly to consumers, which are typically priced on a fee per visit basis.

Cost of Revenue, Excluding Depreciation and Amortization

Our cost of revenue, excluding depreciation and amortization, consists primarily of personnel costs including salaries, wages, bonuses, stock-based compensation expense and benefits, as well as software and tools for telephony, workforce management, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of our personalized technology-enabled solutions, expert medical opinion services, virtual primary care services, and mental health support.

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

Sales and marketing.    Sales and marketing expenses consist of personnel expenses, including sales commissions for our direct sales force and our market and business development workforce, as well as digital marketing costs, promotional costs, customer conferences, public relations, other marketing events, and allocated overhead costs. Personnel expenses include salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors. We expect sales and marketing expense to increase in absolute dollars but remain stable as a percentage of revenue over time.

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

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Revenue	$73,288	$36,788	$132,815	$72,682
Cost of revenue, excluding depreciation and amortization(1)	44,334	21,071	80,270	43,310
Operating expenses:
Product and technology(1)	22,512	12,236	38,451	23,606
Sales and marketing(1)	24,009	7,881	38,518	15,196
General and administrative(1)	26,170	6,453	48,172	12,120
Depreciation and amortization	11,021	2,049	19,717	3,977
Change in fair value of contingent consideration	19,686	—	30,146	—
Total operating expenses	103,398	28,619	175,004	54,899
Loss from operations	(74,444)	(12,902)	(122,459)	(25,527)
Interest expense, net	(776)	(2,347)	(1,394)	(3,629)
Other income (expense)	11	(104)	(44)	(119)
Loss before income taxes	(75,209)	(15,353)	(123,897)	(29,275)
Income tax benefit (expense)	12,845	(18)	12,826	(56)
Net loss	$(62,364)	$(15,371)	$(111,071)	$(29,331)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Cost of revenue	$1,054	$218	$1,382	$327
Product and technology	6,366	718	8,188	1,152
Sales and marketing	4,054	490	5,427	792
General and administrative	8,301	679	12,453	1,093
Total stock‑based compensation	$19,775	$2,105	$27,450	$3,364

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue, excluding depreciation and amortization	60%	57%	60%	60%
Operating expenses:
Product and technology	31%	33%	29%	32%
Sales and marketing	33%	21%	29%	21%
General and administrative	36%	18%	36%	17%
Depreciation and amortization	15%	6%	15%	5%
Change in fair value of contingent consideration	27%	—%	23%	—%
Total operating expenses	141%	78%	132%	76%
Loss from operations	(102)%	(35)%	(92)%	(35)%
Interest expense, net	(1)%	(6)%	(1)%	(5)%
Other income (expense)	0%	(0)%	(0)%	(0)%
Loss before income taxes	(103)%	(42)%	(93)%	(40)%
Income tax benefit (expense)	18%	(0)%	10%	(0)%
Net loss	(85)%	(42)%	(84)%	(40)%

Comparison of Three and Six Months Ended August 31, 2021 and 2020

Revenue

	For the three months ended
	August 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Revenue	$73,288	$36,788	$36,500	99%

Revenue increased $36.5 million, or 99%, to $73.3 million for the three months ended August 31, 2021, as compared to $36.8 million for the three months ended August 31, 2020. The increase was attributable primarily to $12.1 million and $12.7 million in revenues derived from the 2nd.MD and PlushCare acquisitions, respectively, along with growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

	For the six months ended
	August 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Revenue	$132,815	$72,682	$60,133	83%

Revenue increased $60.1 million, or 83%, to $132.8 million for the six months ended August 31, 2021, as compared to $72.7 million for the six months ended August 31, 2020. The increase was attributable primarily to $24.0 million and $12.7 million in revenues derived from the 2nd.MD and PlushCare acquisitions, respectively, along with growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	August 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$44,334	$21,071	$23,263	110%

Cost of revenue, excluding depreciation and amortization increased $23.3 million, or 110%, to $44.3 million for the three months ended August 31, 2021, as compared to $21.1 million for three months ended August 31, 2020. The increase was attributable primarily to cost of revenue incurred by 2nd.MD and PlushCare, which contributed revenues from the acquisition date as of March 3, 2021 and June 9, 2021, respectively, through August 31, 2021, as well as an increase in personnel and related costs to serve the customer base which grew in the second quarter of fiscal 2022, as compared to the second quarter of fiscal 2021.

	For the six months ended
	August 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$80,270	$43,310	$36,960	85%

Cost of revenue, excluding depreciation and amortization increased $37.0 million, or 85%, to $80.3 million for the six months ended August 31, 2021, as compared to $43.3 million for six months ended August 31, 2020. The increase was attributable primarily to cost of revenue incurred by 2nd.MD and PlushCare, which contributed revenues from the acquisition date as of March 3, 2021 and June 9, 2021, respectively, through August 31, 2021, as well as an increase in personnel and related costs to serve the customer base which grew in the first and second quarters of fiscal 2022, as compared to the first and second quarters of fiscal 2021.

Operating expenses

	For the three months ended
	August 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$22,512	$12,236	$10,276	84%
Sales and marketing	24,009	7,881	16,128	205%
General and administrative	26,170	6,453	19,717	306%
Depreciation and amortization	11,021	2,049	8,972	438%
Change in fair value of contingent consideration	19,686	—	19,686	N/A
Total operating expenses	$103,398	$28,619	$74,779	261%

Product and technology.    Product and technology expense increased $10.3 million, or 84%, to $22.5 million for the three months ended August 31, 2021, as compared to $12.2 million for the three months ended August 31, 2020. The increase was primarily driven by increases in personnel added via the 2nd.MD and PlushCare acquisitions, along with the addition of personnel in product development and product management to support the development of new and existing offerings in connection with the expansion of our business.

Sales and marketing.    Sales and marketing expense increased $16.1 million, or 205%, to $24.0 million for the three months ended August 31, 2021, as compared to $7.9 million for the three months ended August 31, 2020. The increase was primarily driven by increases in personnel added via the 2nd.MD and PlushCare acquisitions, digital marketing costs associated with customer acquisition spend related to PlushCare, along with an increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business.

General and administrative.    General and administrative expense increased $19.7 million, or 306%, to $26.2 million for the three months ended August 31, 2021, as compared to $6.5 million for the three months ended August 31, 2020. The increase was primarily due to $4.5 million of acquisition and integration-related costs for the 2nd.MD and PlushCare acquisitions, the addition of general and administrative costs from the 2nd.MD and PlushCare businesses, and costs to operate as a public company.

Depreciation and amortization.    Depreciation and amortization expense increased $9.0 million, or 438%, to $11.0 million for the three months ended August 31, 2021, as compared to $2.0 million for the three months ended August 31, 2020. The increase was primarily due to amortization of intangible assets acquired in the 2nd.MD and PlushCare transactions.

Change in fair value of contingent consideration.    This operating expense represents the change in the fair value of the contingent consideration liabilities associated with the 2nd.MD and PlushCare acquisitions for the three and six months ended August 31, 2021.

	For the six months ended
	August 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$38,451	$23,606	$14,845	63%
Sales and marketing	38,518	15,196	23,322	153%
General and administrative	48,172	12,120	36,052	297%
Depreciation and amortization	19,717	3,977	15,740	396%
Change in fair value of contingent consideration	30,146	—	30,146	N/A
Total operating expenses	$175,004	$54,899	$120,105	219%

Product and technology.    Product and technology expense increased $14.8 million, or 63%, to $38.5 million for the six months ended August 31, 2021, as compared to $23.6 million for the six months ended August 31, 2020. The increase was primarily driven by increases in personnel added via the 2nd.MD and PlushCare acquisitions, along with the addition of personnel in product development and product management to support the development of new and existing offerings in connection with the expansion of our business.

Sales and marketing.    Sales and marketing expense increased $23.3 million, or 153%, to $38.5 million for the six months ended August 31, 2021, as compared to $15.2 million for the six months ended August 31, 2020. The increase was primarily driven by increases in personnel added via the 2nd.MD and PlushCare acquisitions, digital marketing costs associated with customer acquisition spend related to PlushCare, along with an increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business.

General and administrative.    General and administrative expense increased $36.1 million, or 297%, to $48.2 million for the six months ended August 31, 2021, as compared to $12.1 million for the six months ended August 31, 2020. The increase was primarily due to $12.9 million of acquisition and integration-related costs for the 2nd.MD and PlushCare acquisitions along with the addition of general and administrative costs from the 2nd.MD and PlushCare businesses, as well as costs to operate as a public company.

Depreciation and amortization.    Depreciation and amortization expense increased $15.7 million, or 396%, to $19.7 million for the six months ended August 31, 2021, as compared to $4.0 million for the six months ended August 31, 2020. The increase was primarily due to amortization of intangible assets acquired in the 2nd.MD and PlushCare transactions.

Change in fair value of contingent consideration.    This operating expense represents the change in the fair value of the contingent consideration liabilities associated with the 2nd.MD and PlushCare acquisitions for the six months ended August 31, 2021.

Interest expense, net

	For the three months ended
	August 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Interest expense, net	$776	$2,347	$(1,571)	(67)%

Interest expense, net decreased $1.6 million, or 67%, to $0.8 million for the three months ended August 31, 2021, as compared to $2.3 million for the three months ended August 31, 2020.  The decrease was primarily due to a decrease in our Term Loan and 2019 Revolver borrowings during the three months ended August 31, 2021 as compared to the three months ended August 31, 2020, resulting from our repayment of the Term Loan and 2019 Revolver borrowings during July 2020, offset by expenses associated with the convertible notes issued during the first quarter of fiscal 2022.

	For the six months ended
	August 31,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Interest expense, net	$1,394	$3,629	$(2,235)	(62)%

Interest expense, net decreased $2.2 million, or 62%, to $1.4 million for the six months ended August 31, 2021, as compared to $3.6 million for the six months ended August 31, 2020.  The decrease was primarily due to a decrease in our Term Loan and 2019 Revolver borrowings during the six months ended August 31, 2021 as compared to the six months ended August 31, 2020, resulting from our repayment of the Term Loan and 2019 Revolver borrowings during July 2020, offset by expenses associated with the convertible notes issued during the first quarter of fiscal 2022.

Liquidity and Capital Resources

We had cash and cash equivalents of $384.0 million as of August 31, 2021. Our cash equivalents are comprised primarily of money market accounts held at banks and United States treasury bills with original maturities of less than 90 days.

Our Debt Arrangements

As of August 31, 2021, we had $287.5 million in outstanding debt related to the Convertible Senior Notes issued in March 2021. We currently also have a revolving credit facility (2019 Revolver), which we entered into in July 2019. During July 2020, we terminated our Term Loan Facility.

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

The 2019 Revolver contains a liquidity covenant calculated based on cash on hand plus available borrowings under the 2019 Revolver, a revenue covenant and certain reporting covenants.  On August 21, 2020, we entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, we entered into another amendment to the 2019 Revolver which modified the allocation requirements of the Company’s cash to be held at each of the two lenders participating in the 2019 Revolver.   On November 6, 2020, we entered into another amendment to the 2019 Revolver which increased the capacity from $50.0 million to $80.0 million. On March 2, 2021, we entered into another amendment to the 2019 Revolver in association with the acquisition of 2nd.MD and amended certain revenue covenants. On March 23, 2021, we entered into another amendment to the 2019 Revolver in association with the convertible senior notes offering. On May 26, 2021, the Company entered into another amendment to the 2019 Revolver in association with the acquisition of PlushCare which modified certain reporting covenants.

We were in compliance with all such applicable covenants as of August 31, 2021, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the six months ended
	August 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(38,644)	$(23,355)
Net cash used in investing activities	(263,802)	(1,413)
Net cash provided by financing activities	252,565	213,724

Operating Activities.   Net cash used in operating activities increased by $15.3 million to $38.6 million during the six months ended August 31, 2021 from $23.4 million during the six months ended August 31, 2020, primarily due to higher net loss as well as changes in accrued compensation, partially offset by changes in deferred revenue and due to customers along with increased non-cash adjustments resulting from the acquisitions of 2nd.MD and PlushCare, namely the change in fair value of contingent consideration, stock-based compensation expense, and intangible amortization expense. The change in accrued compensation is primarily due to the cash payout in May 2021 of employee annual bonuses related to the fiscal year ended February 28, 2021 whereas annual bonuses related to the fiscal year ended February 29, 2020 were paid in the form of stock options in lieu of cash.

Investing Activities.    Net cash used in investing activities increased by $262.4 million to $263.8 million during the six months ended August 31, 2021, from $1.4 million during the six months ended August 31, 2020, primarily due to cash paid for the acquisitions of 2nd.MD and PlushCare during the six months ended August 31, 2021.

Financing Activities.    Net cash provided by financing activities increased by $38.8 million to $252.6 million during the six months ended August 31, 2021 from $213.7 million during the six months ended August 31, 2020, primarily due to the issuance of the Convertible Senior Notes, partially offset by the absence of proceeds from our IPO which occurred in the prior year period and the purchase of capped calls associated with the Convertible Senior Notes.

Contractual Obligations

The following table summarizes our contractual obligations as of August 31, 2021:

	Payments due by period
	Less than			More than
	1 year	Years 2 ‑ 3	Years 4 ‑ 5	5 years	Total

	(in thousands)
Operating lease obligations(1)	$8,370	$15,778	$13,004	$13,029	$50,181
Convertible Senior Notes	—	—	287,500	—	287,500
Interest and fees on debt(2)	1,629	2,875	2,875	—	7,379
Data license in connection with joint development agreement	223	490	130	—	843
(1)	Includes the lease of our (a) corporate co-headquarters in Plymouth Meeting, Pennsylvania, which expires in June 2027, subject to certain early termination rights, (b) corporate co-headquarters in Seattle, Washington, which expires in September 2030, subject to certain early termination rights, (c) office space in Houston, Texas, which expires in December 2025, (d) office space in Scottsdale, Arizona, which expires in April 2024, subject to certain early termination rights, (e) office space in Prague, Czech Republic, which expires in September 2027, (f) office space in Santa Monica, California, which expires in February 2023, and (g) office space in San Francisco, California, which expires in February 2022.
(2)	Interest on our Convertible Senior Notes is calculated at the applicable fixed interest rate. Fees on our revolving credit facility are calculated as 25 basis points of the commitment amount, payable on a quarterly basis.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. We did not have any other off-balance sheet arrangements, except to the extent reflected under “— Contractual Obligations” above and in Notes 2 and 11 to our audited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Business Combinations and Contingent Consideration was added as a critical accounting policy in our Quarterly Report on Form 10-Q for the period ended May 31, 2021. Other than the addition of Business Combinations and Contingent Consideration, there have been no significant changes in our critical accounting policies and estimates during the six months ended August 31, 2021, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2021 filed with the SEC.

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

We account for contingent consideration in accordance with applicable guidance provided within the business combination accounting rules. As part of our consideration for the 2nd.MD and PlushCare acquisitions, we are contractually obligated to pay certain consideration resulting from the outcome of future events. Therefore, we are required to update our assumptions each reporting period, based on new developments, and record such contingent consideration liabilities at fair value until the contingency is resolved. Changes in the fair value of the contingent consideration liabilities are recognized each reporting period and included in our consolidated statements of operations.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We remain an emerging growth company until the earlier of (i) February 28, 2026 (the last day of the fiscal year following the fifth anniversary of our initial public offering), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer”, as defined in the rules under the Exchange Act, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Based on the market value of our common stock held by non-affiliates as of August 31, 2021, we will meet the conditions to be deemed a “large accelerated filer” as of February 28, 2022 and will consequently no longer be an emerging growth company as of that date.

We have elected to take advantage of certain of the reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different from the information you might receive from other public reporting companies in which you hold equity interests. In particular, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act) for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, so long as we remain an emerging growth company, we will not be subject to the same implementation timing of new or revised accounting standards as other public companies that are not emerging growth companies until these standards apply to private companies unless we elect to early adopt as permitted by the relevant guidance for private companies. Based on the closing price of our common stock and the market value of our common stock held by non-affiliates as of August 31, 2021, we have determined that we will no longer be an emerging growth company as of February 28, 2022. As a result, we will no longer be able to take advantage of reduced disclosure and other obligations that are available to emerging growth companies after that date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $384.0 million as of August 31, 2021 and $433.9 million as of February 28, 2021. Our cash equivalents are comprised primarily of cash and money market accounts held at banks and United States treasury bills with original maturities of less than 90 days. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2021. Based on the evaluation of our disclosure controls and procedures as of August 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

On March 3, 2021, we completed the acquisition of 2nd.MD and on June 9, 2021, we completed the acquisition of PlushCare. SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded 2nd.MD and PlushCare from our evaluation during the three-month period ended August 31, 2021. We are in the process of incorporating 2nd.MD and PlushCare into our system of internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings that arise in the ordinary course of business. Descriptions of certain legal proceedings to which we are a party are contained in Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Form 10-Q.

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

We have incurred net losses in every period since our inception. We incurred net losses of $62.4 million and $111.1 million for the three and six months ended August 31, 2021, respectively, and we incurred net losses of $50.7 million, $51.4 million, and $56.5 million for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively.  We had an accumulated deficit of $482.6 million as of August 31, 2021. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for the six months ended August 31, 2021 and the fiscal years ended February 28(29), 2021, 2020, and 2019, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

Historically, we have relied on a limited number of customers for a significant portion of our revenue. Our three largest customers (American Airlines, Comcast Cable, and Lowe's) in the aggregate comprised 38% of our revenue for the fiscal year ended February 28, 2021, and our future revenue may be similarly concentrated. These customers comprised 20% and 21% of our revenue in the aggregate for the three and six months ended August 31, 2021, respectively. Our largest customer, Comcast Cable, accounted for 16%, 24%, and 35% of our revenue for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively, and 10% and 11% for the three and six months ended August

31, 2021, respectively. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. Although we typically enter into three-year contracts with our customers, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us. In particular, in connection with the COVID-19 pandemic, macroeconomic factors may affect our customers' desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, customers in the airline industry have had significant headcount reductions, which have resulted in, and are likely to continue to result in, a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our  member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further economic disruption as initial fiscal stimulus programs end and the COVID-19 pandemic continues to disrupt the economy. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of one or more of our largest customers declines, our credit risk could increase. In one case, a smaller customer filed for Chapter 11 bankruptcy and terminated its health plan and associated Accolade services as of October 31, 2020. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

While we served our first customer in 2009, we have significantly altered our offerings and executive management team since 2015. Our limited operating history with respect to our current offerings and current executive management team makes it difficult to effectively assess or forecast our future prospects. For example, with the acquisitions of 2nd.MD and PlushCare, and any new integrated offerings Accolade may offer in connection therewith, as well as newer offerings like Accolade Total Benefits and Accolade Total Care, our sales efforts with respect to these offerings may not be as successful as our sales of Accolade Total Health and Benefits – our historical primary offering. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers, retain existing customers and expand the scope of solutions we sell to new and existing customers. Furthermore, in pursuit of our growth strategy, we may enter into new partnerships to further penetrate our targeted markets and adoption of our solutions, but it is uncertain whether these efforts will be successful. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business may be harmed.

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

We price the majority of our services based upon a per-member-per-month (PMPM) fee times the number of eligible members, typically with a portion of the PMPM fee fixed (base PMPM fee) and the remainder of the fee variable (variable PMPM fee). Revenue from variable PMPM fees can be earned through either, or a combination of, the achievement of certain performance metrics or the realization of healthcare savings resulting from the utilization of our services. Although we have typically achieved these performance metrics and realization in savings of healthcare spend, resulting in our earning over 95% of the aggregate maximum potential revenue under our customer contracts (measured on the corresponding calendar year basis in fiscal years 2021, 2020, and 2019), our revenue and financial results in the future may be variable based on whether we earn this performance-based revenue. For example, lower healthcare utilization could result in lower engagement with Accolade services than expected and put our ability to meet certain performance metrics at risk. In addition, since our customers typically pay the full PMPM fee in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows. Under U.S. generally accepted accounting principles (GAAP), we recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. The majority of the fees we earn are considered to be variable consideration under GAAP. We typically invoice our customers on a periodic basis for the base PMPM fees and variable PMPM fees in advance of performing the services, and these advances are classified as deferred revenue on our consolidated balance sheet until such time that the associated revenue can be recognized. As of August 31, 2021, we had $43.5 million of deferred revenue recorded as a liability on our consolidated balance sheet. Due to the need for us to satisfy performance metrics and healthcare savings requirements, deferred revenue at any particular date may not be representative of actual revenue for any current or future period.

If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown to approximately 2,300 as of August 31, 2021, including the addition of approximately 320 employees through our acquisition of 2nd.MD and approximately 160 employees through our acquisition of PlushCare. Most of our employees have been with us for fewer than three years as a result of our rapid growth. We believe that our mission-driven culture has been an important contributor to our success, which we believe fosters empathy, innovation, teamwork, and passion for providing high levels of customer satisfaction and member engagement. If we fail to successfully integrate, develop, and motivate new employees, it could harm our mission-driven culture. In addition, as we grow and develop the infrastructure of a public company, we may find it difficult to maintain the important aspects of our mission-driven culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

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

If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistants, clinical, including primary care physicians and medical specialists, and various product and technology roles, our business could be adversely affected.

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

We expect to derive a significant portion of our revenue from the renewal of existing customers' contracts and sales of additional solutions to existing customers. As part of our growth strategy, for instance, we have recently focused on expanding our solutions among current customers. For example, with the acquisitions of 2nd.MD and PlushCare, we are introducing our expert medical opinion and virtual primary care offerings to our customers. Last year, as the pandemic proliferated, we launched Accolade COVID Response Care, a service that helps employers manage their return to work programs. We also launched Mental Health Integrated Care, which expands our members' access to mental health coaching, virtual therapy, and virtual psychiatry and deeply integrates these services with the physical health support provided by the Accolade care team. Achieving a high customer retention rate and selling additional applications and solutions are critical to our future business, revenue growth, and results of operations. Factors that may affect our retention rate and our ability to sell additional applications and solutions include the following:

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

The market for our solutions is subject to rapid and significant changes. The market for technology-enabled solutions that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, increasing consumer financial responsibility, consumerism and engagement, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled solutions that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are continually involved in a number of projects to compete with new market entrants by developing new offerings, growing our customer base, and expanding into adjacent markets. For example, with the acquisitions of 2nd.MD and PlushCare, we are introducing our expert medical opinion, virtual primary care, and mental health support offerings to our customers, including integrated offerings with our core navigation services referred to as Accolade One (an offering combining navigation, expert medical opinion services, and virtual primary care and mental health support), and Accolade Care (an offering combining our virtual primary care and mental health support with elements of our navigation capabilities). Further, the Accolade Boost solution and our Trusted Supplier Program are examples of add-on offerings we have deployed to complement our traditional offerings and generate additional value to our customers. These projects carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our customers. If we cannot adapt to rapidly evolving industry standards, technology, and increasingly sophisticated customers and their employees, our existing technology could become undesirable, obsolete, or harm our reputation.

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

Our marketing efforts for the direct-to-consumer virtual primary care portion of our business may not be successful or may become more expensive, either of which could increase our costs and adversely affect our business, financial condition, results of operations and cash flows.

With the acquisition of PlushCare, direct-to-consumer virtual primary care and mental health support represents a material portion of our overall business. We spend significant resources marketing this service. We rely on relationships for our direct-to-consumer virtual business with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, Internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies and direct marketers, to source new members and to promote or distribute our services and products. In addition, in connection with the launch of new services or products for our direct-to-consumer virtual primary care and mental health support business, we may spend a significant amount of resources on marketing. If our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs or if our marketing efforts do not result in our services being prominently ranked in Internet search listings, our business, financial condition, results of operations and cash flows could be materially and adversely impacted.

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

Our Accolade Health Assistants and clinicians, our member web portal, and our mobile application all use our technology platform to support our members in making healthcare and benefits-related decisions. In addition, our Accolade Health Assistants and clinicians use our technology platform to help guide interactions with members. Our technology platform applies artificial intelligence and machine learning tactics to generate predictive insights about our members, which are then translated into recommended interventions for our Accolade Health Assistants and clinicians and used to enhance our member self-service capabilities. Our services, including personalized recommendations and interventions, center around engagement with our members to provide members with better understanding of their benefits, assist with access to care, and provide options for choosing quality providers and care. For example, our Accolade Health Assistants can leverage our technology platform to provide quotes to a member about that member's healthcare benefits, including in-network services, balance billing, or claims quotes. If we fail to provide accurate and timely information regarding these benefits or if the data generated by our technology platform (including the artificial intelligence and machine learning components) are inaccurate, fail, or are subject to security incidents, this could lead to claims against us that could result in substantial costs to us or cause demand for our solutions to decline. If our Accolade Health Assistants, clinicians, or technology platform guide people to care settings and providers resulting in faulty clinical decisions or treatment, then our customers or our members could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our existing and future offerings to decline. For example, our nurses have access to extensive intelligence on provider quality and cost, which allows them to present various options to members when they are selecting a primary care physician or specialist. If the member relies on this provider recommendation, and that provider subsequently makes faulty clinical decisions or treatment recommendations, we could be subject to claims by such member. In addition, if our Accolade Health Assistants or clinicians make recommendations outside of our standard protocol that result in faulty clinical decisions or treatments, then our customers or our members could assert claims against us.

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

The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management's attention from operations, damage our reputation, and decrease market acceptance of our existing and future offerings. We maintain general liability and professional liability insurance coverage, but this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, or may not provide coverage if our Accolade Health Assistants or clinicians were to engage in the unlicensed practice of medicine. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage. Adequate professional liability insurance may not be available to our clinicians or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management and our providers from our operations, which may harm our business. In addition, any claims may adversely affect our business or reputation.

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

In June 2021, we acquired PlushCare, which acts as a managed service provider to several medical practices, including PlushCare of California, that provide virtual primary care and mental health support to individuals. The physicians employed by or contracted with PlushCare of California or other PlushCare associated medical practices could misdiagnose or treat a patient, and/or the services and technology provided by PlushCare to the medical practices could malfunction, which could cause us to incur liability, which could adversely affect our operations.

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

Our business, financial condition, and results of operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 “delta” variant and the failure of significant portions of the population to receive available vaccination for the COVID-19 virus has led to a resurgence of individuals affected by the virus and, as such, the pandemic continues to affect various industries, the financial markets globally, which may lead to a further economic downturn and increased market volatility, as well as renewed orders to shelter in place, travel restrictions, and mandated business closures. It has also disrupted the normal operations of many businesses, including ours, and has continued for significantly longer than originally expected, resulting in greater potential impacts on the economy and our business. We have taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work from home policy for our workforce and suspending employee travel and in-person meetings. We may experience increased demand on our Accolade Health Assistants and clinical specialists if our members are impacted by a contagious disease in large numbers. This increased demand could result in our failing to meet certain performance metrics set forth in contracts with our customers. Collectively or alone, these conditions could cause (1) increased absenteeism among our workforce (including resulting from sick time or increased use of Family Medical Leave Act and other leave) that could negatively affect our ability to provide our service despite our deployment of business continuity and disaster recovery plans enabling our workforce to work fully remotely from our offices, and/or (2)

our customers or prospective customers decreasing headcount, benefits, or budgets, which could decrease corporate spending on our products and services, resulting in delayed sales cycles, a decrease in new customer acquisition, and/or loss of customers. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees.  If our existing customers do not continue to renew their contracts with us, renew at lower fee levels, decline to purchase additional offerings from us, or terminate their contracts for convenience, our business could be harmed." While these risks may be offset by the value that Accolade can provide to customers and members during a health crisis, the impact on our business is still highly uncertain.

In addition, as we and other businesses consider the return of certain of our employees to our offices, the continued impact of the pandemic may increase employee concern about returning to work, which could lead to increased employee churn, dissatisfaction with our workplace, and potential litigation related to return to office mandates.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. For example, there is a risk that regulatory authorities in some states may find that certain of our contractual relationships with healthcare providers are in violation of state anti-kickback, corporate practice of health care professions, or fee-splitting laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties.

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

In our virtual care business, we are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with our providers or our members are found to violate state laws prohibiting the corporate practice of medicine or fee splitting.

The laws of many states, including states in which our members are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. We enter into agreements with professional associations, PlushCare of California, P.C., Inc. and others, which enter into contracts with our providers pursuant to which they render professional medical services. In addition, we enter into contracts with our members to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, changes in, or subsequent interpretations of, the corporate practice of medicine laws could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate our ability to acquire members located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and results of operations. State corporate practice of medicine doctrines also often impose penalties on physician themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

We do not own PlushCare of California, P.C., Inc. or other medical groups for which we contract with. These medical groups are 100% physician owned and independent. The professional corporations with which we contract, are owned by Dr. James Wantuck, one of our providers, and the professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with the medical groups that support our virtual care services, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to such arrangements with the medical groups could have a material adverse effect on our business, financial condition and results of operations.

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

The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax that were mandated by the Affordable Care Act and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

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

Several federal laws are designed to protect consumers from various types and modes of marketing. HIPAA prohibits certain types of marketing to individuals using PHI, except for certain treatment and healthcare operations, including communications made to describe a health-related product or service (or payment for such product or service) that is provided by, or included in, a plan of benefits. Our solutions may be subject to review by OCR and deemed in violation of HIPAA, which could subject us to significant fines or other penalties. In addition, the Telephone Consumer Protection Act (TCPA), is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA's purview has extended to text messages sent to consumers. We may communicate with and perform outreach to members through multiple modes of communication, including phone, email, and secure messaging. We must ensure that our solutions that leverage telephone and secure messaging comply with TCPA regulations and agency guidance. While we strive to adhere to strict policies and procedures, the Federal Communications Commission (FCC), as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our solutions violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our customer contracts, could require us to change or terminate some portions of our offerings, could require us to refund portions of our fees, and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Other laws focus on unsolicited email, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, (CAN-SPAM Act), which establishes requirements for the transmission of commercial email messages and specifies penalties for unsolicited commercial email messages that follow a recipient's opt-out request or deceive the receiving consumer.

In addition, some of our marketing activities require that we obtain permissions consistent with HIPAA and applicable state health information privacy laws. If we are unable to secure such permissions, or if there is a future change in law, we may face limitations on the use of such information, which may harm our business.

Our direct-to-consumer virtual care business leverages revenue from member subscriptions, which, if we do not comply with various state and federal laws relating to the collection of auto-renewing subscription fees, could result in significant liability or reputational harm and, in turn, a material adverse effect on our member base and revenue.

Various state and federal laws require disclosures to be made to consumers prior to collecting periodic subscription fees that will automatically renew without further action by the consumer. One such example is the California Automatic Renewal Law (“California ARL”) pursuant to which PlushCare, Inc. and PlushCare of California were recently sued by a purported class (Robbins v. PlushCare, Inc. et al.) in the United States District Court for the Northern District of California alleging, inter alia, that PlushCare violated the California ARL by failing to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. The Company will vigorously defend the lawsuit and any potential loss is currently deemed to be immaterial.

With the acquisition of PlushCare, direct-to-consumer virtual care represents a material portion of our overall business. If we are required to change our automatically renewing subscription fee practices, our business, financial condition, results of operations and cash flows could be materially and adversely impacted.

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

For as long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being permitted to provide fewer years of audited financial statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) February 28, 2026 (the last day of the fiscal year ending after the fifth anniversary of our initial public offering). We may choose to take advantage of some but not all of these reduced reporting burdens, and we have taken advantage of certain reduced reporting burdens in this Quarterly Report on Form 10-Q. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and consolidated financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards as of the public company effectiveness dates. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline. Based on the closing price of our common stock and the market value of our common stock held by non-affiliates as of August 31, 2021, we have determined that we will no longer be an emerging growth company as of February 28, 2022. As a result, we will no longer be able to take advantage of reduced disclosure and other obligations that are available to emerging growth companies after that date.

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

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our acquisition of 2nd.MD, we entered into a registration rights agreement with 2nd.MD’s existing security holders, pursuant to which we agreed that we would register the shares of common stock issued to such security holders in the merger. On March 15, 2021, pursuant to the registration rights agreement, we filed a registration statement with the SEC to register for resale up to 2,495,441 shares of our common stock held by 2nd.MD’s existing security holders. Similarly, in connection with our acquisition of PlushCare, we entered into a registration rights agreement with PlushCare’s existing security holders, pursuant to which we agreed that we would register the shares of common stock issued to such security holders in the merger. On July 9, 2021, pursuant to this registration rights agreement, we filed a registration statement with the SEC to register for resale up to 7,117,051 shares of our common stock held by PlushCare’s existing security holders.

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

●             changes in the structure of healthcare provider and payment systems;

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated January 14, 2021, by and among Registrant, Maestro Merger Sub, LLC, Innovation Specialists LLC d/b/a 2nd.MD, and Shareholder Representative Services LLC, as Member Representative	8-K	001-39348	2.1	March 4, 2021

2.2	Agreement and Plan of Merger, dated April 22, 2021, by and among Registrant, Panda Merger Sub, Inc., PlushCare, Inc., and Fortis Advisors LLC, as stockholder representative, as amended	8-K	001-39348	2.1	June 10, 2021

3.1	Amended and Restated Certificate of Incorporation of Accolade, Inc.	8-K	001-39348	3.1	July 10, 2020

3.2	Amended and Restated Bylaws of Accolade, Inc.	S-1/A	333-236786	3.4	February 28, 2020

4.1	Registration Rights Agreement, dated June 9, 2021, by and between the Registrant and the holders listed on the Schedule of Holders thereto	8-K	001-39348	4.1	June 10, 2021

4.2	Indenture, dated as of March 29, 2021, by and between Registrant and U.S. Bank National Association, as Trustee	8-K	001-39348	4.1	March 29, 2021

4.3	Form of Global Note, representing Registrant’s 0.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-39348	4.2	March 29, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

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

ACCOLADE, INC. (Registrant)

Date: October 7, 2021	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: October 7, 2021	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial and Accounting Officer)