Form 10-Q
period 2021-11-30
Accolade, Inc.
filed 2022-01-11
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021

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

As of December 31, 2021, 66,958,380 shares of the registrant’s common stock were outstanding.

ACCOLADE, INC.

INDEX

		PAGE NUMBER
	Special Note Regarding Forward Looking Information and Risk Factor Summary	2

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of November 30, 2021 and February 28, 2021	4
	Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2021 and 2020	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended November 30, 2021 and 2020	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2021 and 2020	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 3.	Defaults Upon Senior Securities	88
Item 4.	Mine Safety Disclosures	88
Item 5.	Other Information	88
Item 6.	Exhibits	89

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

●	We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
●	We derive a significant portion of our revenue from our largest customers. Our largest customer, Comcast Cable, accounted for 16% and 24% of our revenue for the fiscal years ended February 28(29), 2021 and 2020, respectively, and accounted for 9% of our revenue for the three months ended November 30, 2021. Additionally, our three largest customers, including Comcast, accounted for 38% of our revenue for the fiscal year ended February 28, 2021, and accounted for 17% of our revenue for the three months ended November 30, 2021. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.
●	We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.
●	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.
●	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
●	Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality and due to the fact that a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings.
●	If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.
●	If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistants, clinical, including primary care physicians and medical specialists, and various product and technology roles, our business could be adversely affected.
●	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations. For example, in March 2021 we acquired Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD) and in June 2021 we acquired PlushCare, Inc. (PlushCare).
●	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.
●	The Coronavirus Disease 2019 (COVID-19) pandemic may significantly disrupt our operations and negatively impact our business, financial condition, and results of operations.
●	If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business could be harmed.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	November 30,	February 28,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$365,982	$433,884
Accounts receivable, net	21,641	9,112
Unbilled revenue	4,262	2,725
Current portion of deferred contract acquisition costs	2,957	2,210
Current portion of deferred financing fees	—	93
Prepaid and other current assets	12,714	5,957
Total current assets	407,556	453,981
Property and equipment, net	11,965	9,227
Goodwill	579,581	4,013
Intangible assets, net	255,129	604
Deferred contract acquisition costs	7,425	6,067
Other assets	1,696	1,618
Total assets	$1,263,352	$475,510
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,744	$7,390
Accrued expenses	7,875	4,845
Accrued compensation	36,297	35,379
Deferred rent and other current liabilities	2,666	567
Due to customers	6,302	5,015
Current portion of deferred revenue	43,134	25,879
Contingent consideration liabilities	82,584	—
Total current liabilities	184,602	79,075
Convertible notes, net of unamortized issuance costs	280,259	—
Deferred rent and other noncurrent liabilities	9,492	5,192
Deferred revenue	299	395
Total liabilities	474,652	84,662

Commitments and Contingencies (note 11)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 66,906,311 and 55,699,052 shares issued and outstanding at November 30, 2021 and February 28, 2021, respectively	7	6
Additional paid-in capital	1,248,781	762,362
Accumulated deficit	(460,088)	(371,520)
Total stockholders’ equity	788,700	390,848
Total liabilities and stockholders’ equity	$1,263,352	$475,510

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2021	2020	2021	2020
Revenue	$83,450	$38,444	$216,265	$111,126
Cost of revenue, excluding depreciation and amortization	45,156	22,743	125,426	66,052
Operating expenses:
Product and technology	22,846	13,018	61,297	36,624
Sales and marketing	24,616	8,644	63,134	23,841
General and administrative	21,464	8,414	69,636	20,537
Depreciation and amortization	11,250	2,114	30,967	6,090
Change in fair value of contingent consideration	(68,428)	—	(38,282)	—
Total operating expenses	11,748	32,190	186,752	87,092
Income (loss) from operations	26,546	(16,489)	(95,913)	(42,018)
Interest expense, net	(743)	(35)	(2,137)	(3,663)
Other income (expense)	25	(42)	(19)	(160)
Income (loss) before income taxes	25,828	(16,566)	(98,069)	(45,841)
Income tax benefit (expense)	(3,325)	(29)	9,501	(85)
Net income (loss)	$22,503	$(16,595)	$(88,568)	$(45,926)

Net income (loss) per share
Basic	$0.34	$(0.32)	$(1.41)	$(1.50)
Diluted	$0.31	$(0.32)	$(1.41)	$(1.50)
Weighted-average common shares outstanding
Basic	65,418,728	51,578,863	62,684,823	30,635,348
Diluted	71,490,045	51,578,863	62,684,823	30,635,348

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

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except shares) (continued)

	Stockholders' Equity (Deficit)
	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, February 28, 2021	55,699,052	6	762,362	(371,520)	390,848
Issuance of common stock in connection with acquisition	2,822,242	—	116,187	—	116,187
Issuance of replacement awards in connection with acquisition	—	—	1,520	—	1,520
Exercise of stock options and vesting of restricted stock units	236,982	—	2,141	—	2,141
Purchase of capped calls	—	—	(34,503)	—	(34,503)
Issuance of common stock in connection with the employee stock purchase plan	50,516	—	1,948	—	1,948
Stock-based compensation expense	—	—	7,675	—	7,675
Net loss	—	—	—	(48,707)	(48,707)
Balance, May 31, 2021	58,808,792	$6	$857,330	$(420,227)	$437,109
Issuance of common stock in connection with acquisition	7,144,393	1	330,337	—	330,338
Issuance of replacement awards in connection with acquisition	—	—	5,209	—	5,209
Exercise of stock options and vesting of restricted stock units	394,815	—	3,491	—	3,491
Stock-based compensation expense	—	—	19,775	—	19,775
Net loss	—	—	—	(62,364)	(62,364)
Balance, August 31, 2021	66,348,000	$7	$1,216,142	$(482,591)	$733,558
Issuance of common stock in connection with acquisition	252,808	—	10,068	—	10,068
Exercise of stock options and vesting of restricted stock units	215,181	—	1,833	—	1,833
Issuance of common stock in connection with the employee stock purchase plan	90,322	—	2,361	—	2,361
Stock-based compensation expense	—	—	18,377	—	18,377
Net income	—	—	—	22,503	22,503
Balance, November 30, 2021	66,906,311	$7	$1,248,781	$(460,088)	$788,700

See accompanying notes to condensed consolidated financial statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended November 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(88,568)	$(45,926)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization expense	30,967	6,090
Amortization of deferred contract acquisition costs	1,938	1,187
Change in fair value of contingent consideration	(38,282)	—
Deferred income taxes	(9,658)	—
Noncash interest expense	1,239	1,395
Stock-based compensation expense	45,827	6,310
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and unbilled revenue	(5,743)	(15,577)
Accounts payable and accrued expenses	(1,881)	569
Deferred contract acquisition costs	(3,304)	(4,187)
Deferred revenue and due to customers	16,316	4,281
Accrued compensation	(4,494)	9,372
Deferred rent and other liabilities	(1,047)	(324)
Other assets	(3,376)	1,182
Net cash used in operating activities	(60,066)	(35,628)
Cash flows from investing activities:
Purchase of marketable securities	(99,998)	—
Sale of marketable securities	99,998	—
Capitalized software development costs	(619)	(374)
Purchases of property and equipment	(2,297)	(1,500)
Earnout payments to MD Insider	—	(58)
Cash paid for acquisitions, net of cash acquired	(260,165)	—
Net cash used in investing activities	(263,081)	(1,932)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriters' discounts and commissions and offering costs	—	439,478
Proceeds from stock option and warrant exercises	7,042	5,176
Payments of equity issuance costs	(60)	—
Payment of debt issuance costs	(8,368)	—
Payment for purchase of capped calls	(34,443)	—
Proceeds from stock purchases under employee stock purchase plan	3,574	1,442
Proceeds from borrowings on debt	287,500	51,166
Repayments of debt principal	—	(73,166)
Payments related to debt retirement	—	(753)
Net cash provided by financing activities	255,245	423,343
Net increase (decrease) in cash and cash equivalents	(67,902)	385,783
Cash and cash equivalents, beginning of period	433,884	33,155
Cash and cash equivalents, end of period	$365,982	$418,938
Supplemental cash flow information:
Interest paid	$880	$2,246
Fixed assets included in accounts payable	$123	$185
Other receivable related to stock option exercises	$521	$249
Income taxes paid	$103	$149
Common stock issued in connection with acquisitions	$455,586	$—
Replacement awards issued in connection with acquisitions	$6,729	$—
Bonus settled in the form of stock options	$—	$5,735
Debt issuance and offering costs included in accounts payable and accrued expenses	$—	$68

See accompanying notes to condensed consolidated financial statements.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data)

(1)   Background

Accolade, Inc. (Accolade or together with its subsidiaries, the Company) provides personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. The Company’s customers are primarily employers that contract with Accolade to provide their employees and their employees’ families (the members) a single place to turn for their health, healthcare, and benefits needs. The Company also offers expert medical opinion services to employer customers through the acquisition of Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD). With the acquisition of PlushCare, Inc. (PlushCare), the Company offers virtual primary care and mental health support, both directly to consumers and to employer customers. These services are designed to drive better healthcare outcomes and increased satisfaction for the participants while lowering costs for the payor. The Company provides its services to customers throughout the United States. Accolade is co-headquartered in Seattle, Washington and Plymouth Meeting, Pennsylvania.

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

The PCs are variable interest entities (VIE) to the Company. Under Accounting Standards Codification Subtopic 810 – Consolidation, the Company is considered the PC’s primary beneficiary because the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and absorbs the residual benefits and losses from the VIE’s operations. Consequently, the Company consolidates the operations of the PCs. PC assets were $14,750 as of November 30, 2021. These assets consisted primarily of cash of $11,596 and accounts receivable of $3,097, which may only be used to settle the obligations of the PCs. PC liabilities were $2,809 as of November 30, 2021.

The PCs and the Company are independent entities, and as such creditors of the PCs do not have recourse against the Company in the event of default by the PC. Additionally, the PC’s non-cash assets are available to the Company to satisfy obligations or for other corporate purposes.

(b)  Unaudited Interim Financial Statements

The accompanying consolidated financial statements and the related footnote disclosures are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim consolidated financial position as of November 30, 2021, the results of its operations for the three and nine months ended November 30, 2021 and 2020, and

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

its cash flows for the nine months ended November 30, 2021 and 2020. The results for the three and nine months ended November 30, 2021 are not necessarily indicative of results to be expected for the year ending February 28, 2022, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 28, 2021.

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

For the nine months ended November 30, 2021 and 2020, the Company capitalized $619 and $374, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended November 30, 2021 and 2020 was $290 and $1,214, respectively. Amortization expense related to capitalized internal-use software during the nine months ended November 30, 2021 and 2020 was $2,096 and $3,345, respectively.

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

(e)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and marketable securities. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money market funds. Marketable securities are comprised of United States treasury bills with original maturities greater than 90 days. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Significant customers are those which represent 10% or more of the Company’s revenue during the periods. For each significant customer, revenue as a percentage of total revenue was as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2021	2020	2021	2020
Customer 1	8.8%	17.3%	9.9%	17.3%
Customer 2	4.1%	10.4%	5.0%	11.2%
Customer 3	4.4%	10.0%	4.8%	10.5%
Total	17.3%	37.7%	19.7%	39.0%

Accounts receivable outstanding related to these customers at November 30, 2021 was as follows:

November 30, 2021
Customer 1	$2,575
Customer 2	—
Customer 3	1,551

(f)  Marketable securities

The Company classifies its marketable securities as available-for-sale, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at fair market value. The total unrealized gain related to the marketable securities was inconsequential during the three and nine months ended November 30, 2021.

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

(3) Revenue

The Company earns revenue from its customers by providing personalized health guidance solutions, expert medical opinion services, virtual primary care services, and mental health support to members. The Company’s solutions allow its members to interact with its Accolade Health Assistants and clinicians as well as medical specialists and primary care physicians through various means of communication, including video, telephony, and secure messaging and via its mobile application and member portal. The Company prices its personalized health advocacy solutions primarily using a recurring per-member-per-month fee (PMPM), typically with a portion of the fee calculated as the product of a fixed rate times the number of members (fixed PMPM fee), plus a variable PMPM fee calculated as the product of a variable rate

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

times the number of members (variable PMPM fee). The fees associated with the variable PMPM fee can be earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from the utilization of the Company’s services. Collectively, the fixed PMPM fee and variable PMPM fee are referred to as the total PMPM fee. The Company’s PMPM pricing varies by contract. In certain contracts, the maximum total PMPM fee varies during the contract term (total PMPM rate increases or decreases annually), while in other contracts, the total PMPM maximum fee is consistent over the term, yet the fixed and variable portions vary. For example, in certain contracts the fixed PMPM fee increases on an annual basis while the variable PMPM fee decreases on an annual basis, resulting in the same total PMPM fee throughout the term of the contract.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

As of November 30, 2021, $277,968 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Fiscal year ending February 28(29),
Remainder of 2022	$55,474
2023	126,404
2024	61,609
2025	34,086
2026	395
Total	$277,968

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the nine months ended November 30, 2021 and 2020 were the result of revenue recognized as well as net cash received and liabilities assumed associated with the acquisitions of 2nd.MD and PlushCare. Significant changes in the deferred revenue balances during the nine months ended November 30, 2021 and 2020 were the result of recognized revenue of $25,817 and $26,639, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the three and nine months ended November 30, 2021 and 2020 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended November 30, 2021 and 2020 was $1,330 and $1,508, respectively. Revenue related to performance obligations satisfied in prior periods that was recognized during the nine months ended November 30, 2021 and 2020 was $4,088 and $4,522, respectively. These amounts relate to the ratable recognition through the minimum contract term of performance obligations satisfied in prior periods related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $916 and $860 for the three months ended November 30, 2021 and 2020, respectively, and $2,949 and $3,362 for the nine months ended November 30, 2021 and 2020, respectively. During the three months ended November 30, 2021, the Company wrote off previously deferred commissions of $484 related to a revision of the Company’s commission plan, which offset the amounts capitalized in the three and nine months ended November 30, 2021. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.

Deferred commissions are paid over the first year of a contract and are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $489 and $300 for the three months ended November 30, 2021 and 2020, respectively, and $1,390 and $770 for the nine months ended November 30, 2021 and 2020, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $524 and $515 for the three months ended November 30, 2021 and 2020, respectively, and $839 and $825 for the nine months ended November 30, 2021 and 2020, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $205 and $147 for the three months ended November 30, 2021 and 2020, respectively, and $548 and $417 for the nine months ended November 30, 2021 and 2020, respectively.

(4)   Acquisitions

Acquisition of HealthReveal

On September 30, 2021, the Company acquired substantially all the assets of HealthReveal, Inc. (HealthReveal). HealthReveal is a clinical artificial intelligence company focused on ensuring patients receive optimal, personalized chronic care to preempt adverse outcomes. Under the terms of the agreement, the Company issued 252,808 shares of common stock as consideration at closing. The Company will issue up to 28,089 additional shares of common stock that are subject to an indemnity holdback, and these shares will be released 18 months following the closing.

The Company accounted for this transaction as an asset acquisition based on an evaluation of the U.S. GAAP guidance for business combinations. The Company concluded that the developed technology acquired from HealthReveal comprised substantially all of the fair value of the gross assets acquired and that the assets acquired did not meet the definition of a business under the guidance for business combinations. The developed technology intangible asset was recorded at $9,976 on the acquisition date and will be amortized on a straight-line basis over 3 years.

Acquisition of PlushCare

On June 9, 2021, the Company acquired all the outstanding equity interests of PlushCare.  Based in San Francisco, California, PlushCare is a leading provider of virtual primary care and mental health support. The results of operations and financial position of PlushCare are included in the Company’s consolidated financial statements from the date of acquisition.

The preliminary consideration paid was comprised of cash, common stock, and contingent consideration as follows:

Consideration
Fair value of common stock issued	$330,338
Fair value of contingent consideration	44,618
Cash consideration, net of cash acquired	33,860
Fair value of replacement awards	5,209
Total consideration	$414,025

The aggregate purchase consideration of $414,025 was provided through cash of $33,860 (net of $17,837 cash acquired and $1,463 of debt repaid) and the issuance of 7,144,393 shares of the Company’s common stock, of which 854,717 are subject to future vesting and excluded from consideration paid. The contingent consideration represents a potential obligation for the Company to issue up to an additional 1,429,556 shares of its common stock and up to approximately $2,000 in cash upon the achievement of defined revenue milestones following the closing. Up to 109,821 shares of this contingent consideration will be withheld from being issued to the selling shareholders of PlushCare until the resolution of a pending litigation matter. See Note 11 for further details.

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

The estimated fair value of the contingent consideration associated with future revenue milestones was determined using a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions such as (i) projected eligible revenues, (ii) expected term, (iii) risk-free rate, (iv) risk-adjusted discount rate, (v) share volatility, and (vi) operational leverage ratio between revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA). The fair value measurements for contingent consideration are based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the assumptions used could materially change the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was $38,593 as of November 30, 2021 and is subject to remeasurement until the contingency is resolved or expires. The estimated fair value of contingent consideration increased during the second fiscal quarter primarily due to an increase in forecasted revenues from the original projections and decreased in the third fiscal quarter primarily due to a decrease in the Company’s stock price. The Company records the change in fair value of its contingent consideration liabilities in the consolidated statements of operations. See Note 6 for further details.

The Company accounted for the acquisition of PlushCare under the U.S. GAAP business combinations guidance. This accounting requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed is based upon preliminary information and is subject to further adjustment within the measurement period (up to one year from the acquisition date).

During the three months ended November 30, 2021, the Company recorded a change in the fair value of contingent consideration related to PlushCare of $30,592, which includes a correction to the fair value of contingent consideration from the preliminary value recorded in the second fiscal quarter in the amount of $3,292. This correction resulted in an increase to recognized goodwill of $5,799, and would have resulted in less change in fair value of contingent consideration expense and net loss on the statement of operations of $3,292 during the three months ended August 31, 2021. The Company has concluded that this error was not material to the financial statements taken as a whole.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Accounts receivable	$2,547
Prepaid and other current assets	573
Property and equipment	298
Other noncurrent assets	932
Goodwill	367,282
Intangible assets(1)
Customer relationships	4,050
Technology	40,650
Trade name	10,300
Non-compete agreements	6,200
Total assets acquired	$432,832

Liabilities assumed:
Accounts payable	$1,532
Accrued expenses	193
Accrued compensation	2,117
Current portion of deferred revenue	1,212
Deferred tax liability	12,865
Other liabilities	888
Total liabilities assumed	$18,807

Net assets acquired	$414,025
(1)	The weighted-average useful life of intangible assets acquired is approximately 5 years.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date. The identifiable intangible assets included customer relationships, technology, trade name, and non-compete agreements and are being amortized on a straight-line basis ranging from 2 years to 10 years. The valuation methods require several judgments and assumptions to determine the fair value of intangible assets, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate. Key assumptions used included revenue projections for fiscal 2022 through 2035, an attrition rate of 25% and 50%, a tax rate of 25%, a discount rate of 12.5%, a royalty rate of 3% and probabilities of competition between 70% and 90%.

The technology intangible asset was valued using the estimated replacement cost method. This method requires several judgments and assumptions to determine the fair value, including expected profits and opportunity cost. Goodwill is attributable to the workforce of PlushCare as well as expected future growth into new and existing markets and is not deductible for income tax purposes.

For the three months ended November 30, 2021, PlushCare contributed approximately $15,614 of revenue and approximately $(8,038) of net loss, which includes $7,596 of equity-based compensation expense related to PlushCare employees, to the Company’s operating results. For the nine months ended November 30, 2021, PlushCare contributed approximately $28,360 of revenue and approximately $(14,498) of net loss, which includes $12,753 of equity-based compensation expense related to PlushCare employees, to the Company’s operating results.

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

The preliminary consideration paid was comprised of cash, common stock, and contingent consideration as follows:

Consideration
Cash consideration, net of cash acquired	$226,135
Fair value of common stock issued	116,187
Fair value of replacement awards	1,520
Fair value of contingent consideration	76,248
Total consideration	$420,090

The aggregate purchase consideration of $420,090 was provided through cash of $226,135 (net of $205 cash acquired) and the issuance of up to 4,384,882 shares of the Company’s common stock, of which 2,822,242 were issued upon closing of the acquisition, of which 2,495,441 were fully vested at the time of issuance with the remaining 326,801 vesting over future service periods. The cash consideration in the above table includes the repayment of 2nd.MD debt of $13,026. The contingent consideration represents potential obligations for the Company to issue up to 1,889,441 additional shares of its common stock to the selling shareholders of 2nd.MD and is comprised of two earnout scenarios associated with (1) a contract renewal and (2) the achievement of certain future revenue milestones. The contract renewal portion of the contingent consideration was achieved in May 2021 and the Company will subsequently issue 283,416 shares of its common stock. The achievement of certain future revenue milestones will be determined in January 2022. The estimated fair value of the replacement awards issued in the above table is comprised of 120,760 restricted stock units issued to 2nd.MD employees with an estimated fair value of $5,434 of which $1,520 was attributable to pre-acquisition services. The remaining estimated value of $3,914 associated with the replacement awards is attributable to post-acquisition services and will be expensed over the future requisite service periods of the awards.

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

The estimated fair value of the contingent consideration associated with future revenue milestones was determined using a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions such as (i) projected eligible revenues, (ii) expected term, (iii) risk-free rate, (iv) risk-adjusted discount rate, (v) share volatility and (vi) operational leverage ratio between revenues and earnings before interest, taxes, depreciation and amortization (EBITDA). The fair value measurements for contingent consideration are based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the assumptions used could materially change the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was $43,991 as of November 30, 2021 and is subject to remeasurement until the contingency is resolved or expires. The estimated fair value of contingent consideration decreased since the acquisition date primarily due to a decrease in the Company’s stock price. The Company records the change in fair value of its contingent consideration liabilities in the consolidated statements of operations. See Note 6 for further details.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The Company accounted for the acquisition of 2nd.MD under the U.S. GAAP business combinations guidance. This accounting requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed is based upon preliminary information and is subject to further adjustment within the measurement period (up to one year from the acquisition date). Measurement period adjustments since initial preliminary estimates reported in the first quarter of fiscal 2022 were primarily related to an updated working capital calculation. The cumulative effect of all measurement period adjustments resulted in a decrease to recognized goodwill of $1,878.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Accounts receivable	$5,550
Unbilled revenue	226
Current portion of deferred contract acquisition costs	176
Prepaid and other current assets	1,052
Property and equipment	4,344
Deferred contract acquisition costs	564
Goodwill	208,286
Intangible assets(1)
Customer relationships	120,000
Technology	58,000
Supplier-based network	25,000
Trade name	3,400
Non-compete agreement	3,100
Total assets acquired	$429,698

Liabilities assumed:
Accounts payable	$1,195
Accrued expenses	585
Accrued compensation	3,817
Deferred rent and other current liabilities	904
Due to customers	294
Current portion of deferred revenue	625
Deferred rent and other noncurrent liabilities	2,188
Total liabilities assumed	$9,608

Net assets acquired	$420,090
(1)	The weighted-average useful life of intangible assets acquired is approximately 14 years.

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

For the three months ended November 30, 2021, 2nd.MD contributed approximately $11,905 of revenue and approximately $(10,224) of net loss, which includes $4,778 of equity-based compensation expense related to 2nd.MD employees, to the Company’s operating results. For the nine months ended November 30, 2021, 2nd.MD contributed approximately $35,898 of revenue and approximately $(22,349) of net loss, which includes $13,803 of equity-based compensation expense related to 2nd.MD employees, to the Company’s operating results.

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

	Unaudited Pro Forma
	Three months ended November 30,		Nine months ended November 30,
	2021	2020	2021	2020
Revenue	$83,450	$57,910	$230,611	$167,972
Net income (loss)	$22,503	$(37,943)	$(103,088)	$(111,111)

Pro forma net income (loss) for the three and nine months ended November 30, 2021 and 2020 reflect adjustments primarily related to interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisition had been completed at the beginning of the respective periods.

Acquisition of MD Insider

On July 31, 2019, the Company acquired the outstanding equity interests of MDI. Based in California, MDI is a provider of machine learning-enabled physician performance transparency. The aggregate purchase price consideration of $6,488 was paid primarily through the issuance of up to 462,691 shares of the Company’s common stock, of which 387,132 were issued as of November 30, 2021 and February 28, 2021, with the remaining shares issuable subject to certain working capital and indemnity adjustments (if applicable). MDI’s former shareholders were eligible to receive 100,607 additional shares of the Company’s common stock upon the completion of a platform solution, as defined in the purchase agreement (MDI Earnout). The deadline to complete the cost transparency platform solution in order to qualify for the MDI Earnout was initially March 1, 2020, and was subsequently extended to July 1, 2020, by which time it had been earned. During August 2020, the Company issued 96,487 shares of common stock in connection with the MDI Earnout

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(which shares are included in the 387,132 shares issued as of February 28, 2021). The MDI Earnout was accounted for as an equity classified instrument and was not subject to remeasurement in subsequent periods.

Acquisition and Integration-Related Costs

Acquisition and integration-related costs include banking, legal, accounting, and consulting fees. For the three and nine months ended November 30, 2021, the Company incurred a total of $311 and $13,208, respectively, in acquisition and integration-related costs that were expensed immediately and recorded in general and administrative expenses in the Company’s consolidated statements of operations.

(5)   Goodwill and Intangible Assets

The following table presents changes in the carrying amount of goodwill for the nine months ended November 30, 2021:

Balance, February 28, 2021	$4,013
Acquisitions	575,568
Balance, November 30, 2021	$579,581

Intangible assets consist of the following as of November 30, 2021:

		As of November 30, 2021
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Customer relationships	2 to 20 years	$124,050	$(5,463)	$118,587	18.8
Technology	2 to 5 years	111,526	(16,139)	95,387	4.2
Supplier-based network	5 years	25,000	(3,750)	21,250	4.3
Trade name	10 years	13,700	(770)	12,930	9.4
Non-compete agreement	2 to 3 years	9,300	(2,325)	6,975	2.4
		$283,576	$(28,447)	$255,129

Amortization expense for intangible assets was $10,028 and $363 during the three months ended November 30, 2021 and 2020, respectively, and $26,166 and $1,087 during the nine months ended November 30, 2021 and 2020, respectively.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(6)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	November 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$136,491	$—	$—	$136,491
United States treasury bills	$99,998	$—	$—	$99,998

Liabilities
Contingent consideration liabilities	$—	$—	$82,584	$82,584

	February 28, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$283,245	$—	$—	$283,245

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

The Company records the change in fair value of its contingent consideration liabilities in the consolidated statements of operations. The following presents changes in the Company’s Level 3 contingent consideration liabilities for the nine months ended November 30, 2021:

Balance, February 28, 2021	$—
Incurred through acquisition	120,866
Change in fair value	(38,282)
Balance, November 30, 2021	$82,584

The estimated fair value of the convertible senior notes (Note 7) was $261,165 as of November 30, 2021, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(7)   Debt

(a)  Convertible Senior Notes and Capped Call Options

Convertible Senior Notes

As of November 30, 2021, the Notes consisted of the following:

November 30, 2021
Principal	$287,500
Unamortized issuance costs	(7,241)
Net carrying amount	$280,259

In March 2021, the Company completed a private convertible note offering, pursuant to an Indenture dated as of March 29, 2021 between the Company and U.S. Bank National Association, as trustee (the Indenture), and issued $287,500 of 0.50% Convertible Senior Notes due 2026 (the Notes) that mature in April 2026, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021 and are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company incurred costs of $8,428 in connection with the Notes and the capped calls, of which $8,368 was allocated to the Notes and recorded as a debt discount and $60 was allocated to the capped call and recorded directly to additional paid-in capital. Net proceeds from the issuance of Notes were $279,132, and the Company used $34,443 of the net proceeds to pay the costs of the capped call transactions described below. For the three and nine months ended November 30, 2021, the Company recorded interest expense of $769 and $2,095, respectively, of which $411 and $1,127, respectively, was associated with the amortization of the debt discount.

Pursuant to the terms of the Notes, a holder may convert all or any portion of its Notes at its option at any time prior to October 1, 2025 and only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on August 31, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after October 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances.

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

As of November 30, 2021, none of the conditions of the Notes to early convert have been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of November 30, 2021, the Company was in compliance with all covenants in the Notes.

As discussed in Note 2(i), the Company early adopted ASU 2020-06 as of March 1, 2021 and concluded the Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate for the Notes is 1.1%.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(b)  Revolving Credit Facility

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of November 30, 2021 and February 28, 2021, the Company had an outstanding letter of credit to serve as office landlord security deposit in the amount of $1,084. This letter of credit is secured through the revolving credit facility, thus reducing the maximum capacity of the revolving credit facility to $78,916 as of November 30, 2021. No amounts are outstanding as of November 30, 2021.

The 2019 Revolver term ends on July 19, 2022. The interest rate on the outstanding borrowings are at LIBOR plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the LIBOR rate and Base Rate subject to minimum levels.  Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility. Issuance costs of $543, including the fair value of warrants issued, were capitalized and are being amortized to interest expense over the remainder of the 2019 Revolver term. During the three months ended November 30, 2021 and 2020, the Company recorded interest expense of $51 and $106, respectively, related to the revolving credit facility. During the nine months ended November 30, 2021 and 2020, the Company recorded interest expense of $245 and $986, respectively, related to the revolving credit facility. As of February 28, 2021, the balance of deferred financing fees was $93 and is recorded in other assets in the accompanying consolidated balance sheet.

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

During the nine months ended November 30, 2020, the Company recorded interest expense of $2,837. Included in interest expense for the nine months ended November 30, 2020 was $1,045 related to the remaining debt discount that was recorded as interest expense as a result of the termination, as well as $502 related to the prepayment fee and the remaining unamortized amount related to the end of term charge.

(8)  Equity-based Compensation

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended November 30,		Nine months ended November 30,
	2021	2020	2021	2020
Cost of revenue, excluding depreciation and amortization	$949	$352	$2,331	$679
Product and technology	5,303	1,060	13,491	2,212
Sales and marketing	3,608	702	9,035	1,494
General and administrative	8,517	832	20,970	1,925
Total stock-based compensation	$18,377	$2,946	$45,827	$6,310

(a) Stock Options

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of November 30, 2021, there was a total of 6,527,962 shares of common stock authorized for issuance under the Incentive Plan, of which 4,242,386 were available for future grants.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The following is a summary of stock option activity under the Option Plan and Incentive Plan:

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Balance, February 28, 2021	8,723,769	$8.97
Granted	445,195	52.25
Exercised	(792,329)	9.39
Forfeited	(213,990)	12.32
Balance, November 30, 2021	8,162,645	$11.20	6.3	years	$130,255
Vested and expected to vest as of November 30, 2021	8,144,228	$11.20	6.3	years	$125,532
Exercisable as of November 30, 2021	5,788,728	$7.26	5.5	years	$106,778

For the three and nine months ended November 30, 2021, the Company recognized $2,766 and $7,679 in compensation expense related to stock options, respectively. As of November 30, 2021, approximately $27,521 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 2.4 years. The aggregate intrinsic value of stock options exercised was $5,407 and $3,204 for the three months ended November 30, 2021 and 2020, respectively, and $28,605 and $11,010 for the nine months ended November 30, 2021 and 2020, respectively.

There were no stock options granted during the three months ended November 30, 2021.

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

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Assumed, June 9, 2021	325,992
Exercised	(16,568)	$1.45
Forfeited	(3,261)	$2.88
Balance, November 30, 2021	306,163	$1.61	8.0	years	$7,367,723
Vested and expected to vest as of November 30, 2021	301,024	$1.60	8.0	years	$7,071,510
Exercisable as of November 30, 2021	130,764	$1.28	7.7	years	$3,188,798

There were 48,556 stock options outstanding as of the acquisition date that were exercised prior to being vested. These options are excluded from the table above and vest on a pro rata basis monthly through May 2023. A total of 6,309 and 10,515 options vested during the three and nine months ended November 30, 2021, respectively. For the three and nine months ended November 30, 2021, the Company recognized $1,323 and $2,778, respectively, in compensation expense related to PlushCare stock options. As of November 30, 2021, approximately $8,526 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 2.1 years. The aggregate intrinsic value of stock options exercised was $136 and $811, respectively, for the three and nine months ended November 30, 2021.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(c)  Restricted Stock Units

The Company issued 1,708,821 time-based restricted stock units during the nine months ended November 30, 2021, of which 120,760 were replacement awards issued in connection with the acquisition of 2nd.MD (Note 4). These time-based restricted stock units are generally subject to a four-year vesting period, with one quarter of an award vesting one year after the vesting commencement date and the remainder vesting ratably on a monthly basis over the subsequent three years. The following is a summary of activity for the nine months ended November 30, 2021:

Restricted Stock Units
Balance, February 28, 2021	190,713
Granted	1,708,821
Vested	(38,081)
Forfeited	(73,319)
Balance, November 30, 2021	1,788,134

For the three months ended November 30, 2021 and 2020, the Company recognized $6,281 and $151, respectively, in restricted stock unit compensation expense. For the nine months ended November 30, 2021 and 2020, the Company recognized $14,297 and $151, respectively, in restricted stock unit compensation expense with $76,635 remaining of total unrecognized compensation costs related to these awards as of November 30, 2021. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.4 years. The weighted average grant date fair value of restricted stock units granted during the nine months ended November 30, 2021 was $51.13.

In connection with the PlushCare acquisition, the agreement provides for the issuance of time-based restricted stock units for 64,694 shares of common stock to existing PlushCare shareholders, upon the achievement of the contingent consideration revenue milestones. These restricted stock units have not yet been issued and are not included in the table above. For the three and nine months ended November 30, 2021, the Company recognized $463 and $2,383, respectively, in restricted stock unit compensation expense related to these restricted stock units.

(d)  Employee Stock Purchase Plan

In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering (IPO). The total shares of common stock initially reserved under the ESPP was limited to 1,100,000 shares. On March 1, 2021, there was an automatic annual increase, which increased the total available common shares to 1,656,991.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $480 and $651 during the three

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

months ended November 30, 2021 and 2020, respectively, and $1,341 and $651 during the nine months ended November 30, 2021 and 2020, respectively, related to the ESPP.

During the nine months ended November 30, 2021, employees who elected to participate in the ESPP purchased a total of 140,838 shares of common stock, resulting in cash proceeds to the Company of $4,309. ESPP employee payroll contributions accrued as of November 30, 2021 and February 28, 2021 totaled $382 and $1,117, respectively, and are included within accrued compensation in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.

(e)  Other

In connection with the acquisition of 2nd.MD (Note 4), several 2nd.MD individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 608,332 shares that require continued employment with the Company. These shares are excluded from the above table. Included in the 608,332 shares are 281,531 shares that are also contingent upon the achievement of the contingent consideration milestones. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. These shares will vest 50% on the first anniversary of the acquisition date and 50% on the second anniversary of acquisition date. As of November 30, 2021, there were 608,332 unvested shares outstanding with a grant date fair value of $46.56 per share. The Company recognized stock-based compensation expense of $3,540 and $10,621 during the three and nine months ended November 30, 2021, respectively. The unamortized compensation expense of $17,703 will be recognized over a remaining period of 1.3 years.

In connection with the acquisition of PlushCare (Note 4), certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares will vest on the first anniversary of the acquisition date, one third on the second anniversary of acquisition date, and one third on the third anniversary of the acquisition date. As of November 30, 2021, there were 806,161 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $3,519 and $6,728 during the three and nine months ended November 30, 2021, respectively. The unamortized compensation expense of $35,612 will be recognized over a weighted average remaining period of 2.7 years.

(9)   Income Taxes

The provision (benefit) for income taxes consists of provisions for federal, state and foreign income taxes. As a result of the Company’s history of net operating losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized, which was partially released in the quarter ended August 31, 2021, due to the acquired intangibles of PlushCare.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

For the three months ended November 30, 2021 and 2020, the Company recorded income tax provision of $3,325 and $29, respectively, which resulted in effective tax rates of 12.9% and (0.2%), respectively. For the nine months ended November 30, 2021 and 2020, the Company recorded income tax provision (benefit) of $(9,501) and $85, respectively, which resulted in effective tax rates of 9.7% and (0.2%), respectively. The tax benefit for the nine months ended November 30, 2021 relates to the partial release of the U.S. valuation allowance due to the acquired intangibles of PlushCare. The decrease in the valuation allowance of $(12,865) is due to the acquisition of PlushCare’s stock, whereby the acquired intangible assets have no tax basis. This required the Company to record a deferred tax liability which serves as a source of taxable income to realize the existing deferred tax assets of the Company.

A tax expense of $3,217 was recorded in the three months ended November 30, 2021 related to the change in fair value of contingent consideration associated with the 2nd.MD acquisition.  The decrease in the contingent consideration created a basis difference in book and tax goodwill. Accordingly, a deferred tax liability was recorded with the related income tax expense reflected in earnings. The deferred tax liability is recorded in deferred rent and other noncurrent liabilities on the accompanying consolidated balance sheet.

(10)   Net income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Accolade’s common stockholders:

	Three months ended		Nine months ended
	November 30,		November 30,
	2021	2020	2021	2020
Net income (loss)	$22,503	$(16,595)	$(88,568)	$(45,926)

Shares:
Weighted-average common shares outstanding, basic	65,418,728	51,578,863	62,684,823	30,635,348
Dilutive effect of stock options	5,792,987	—	—	—
Dilutive effect of unvested restricted stock units	128,331	—	—	—
Dilutive effect of shares issued to 2nd.MD employees and subject to vesting	102,042	—	—	—
Dilutive effect of shares to be issued to HealthReveal shareholders upon expiration of indemnification period	19,138	—	—	—
Dilutive effect of shares issued to PlushCare employees and subject to vesting	28,819	—	—	—
Weighted-average common shares outstanding, diluted	71,490,045	51,578,863	62,684,823	30,635,348

Net income (loss) per share attributable to common stockholders, basic	$0.34	$(0.32)	$(1.41)	$(1.50)
Net income (loss) per share attributable to common stockholders, diluted	$0.31	$(0.32)	$(1.41)	$(1.50)

Contingently issuable securities are excluded from diluted net income (loss) per share attributable to common stockholders until the contingency has been resolved. In the periods in which the Company has reported a net loss, the potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three months ended		Nine months ended
	November 30,		November 30,
	2021	2020	2021	2020
Stock options	534,377	9,303,810	8,468,806	9,303,810
Unvested restricted stock units	1,298,788	85,310	1,788,134	85,310
Shares issued to 2nd.MD employees and subject to vesting	281,531	—	281,531	—
Contingent shares in connection with 2nd.MD acquisition	1,889,441	—	1,889,441	—
Shares issued to PlushCare employees and subject to vesting	844,202	—	844,202	—
Contingent shares in connection with PlushCare acquisition	1,494,210	—	1,494,210	—
Indemnity shares held in escrow in connection with PlushCare acquisition	—	—	27,382	—
Shares to be issued to HealthReveal shareholders upon expiration of indemnification	—	—	28,089	—
Convertible Senior Notes	5,700,297	—	5,700,297	—
Total	12,042,846	9,389,120	20,522,092	9,389,120

(11)   Commitments and Contingencies

(a)  Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity. As of November 30, 2021, the Company had accruals of $888 related to legal matters.

On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint alleges that certain of PlushCare’s subscription payment practices violate the California Automatic Renewal Law and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this matter, subject to a cap. As a loss is probable and can be reasonably estimated, the Company has recorded a contingent liability and corresponding indemnification asset at November 30, 2021.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(c)  Purchase Obligations

The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to September 30 in each of the fiscal years 2023 through 2027. As of November 30, 2021, the Company has remaining future purchase commitments under this agreement of $39,455.

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

The future data license fee payments the Company owes under this agreement for the years noted are as follows:

Year Ending February 28(29),
Remainder of 2022	$54
2023	230
2024	245
2025	260
$789

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

Accolade Total Health and Benefits has historically been our most comprehensive offering and most closely aligns to our “Premier” solution on which the company was founded and from which the majority of our revenues are derived today. Our technology platform enabled us to unbundle aspects of this comprehensive offering to create two additional standalone offerings: Accolade Total Benefits (focused on member benefits engagement) and Accolade Total Care (focused on guiding members to high-quality, cost-effective providers). Following our acquisition of 2nd.MD in March 2021, we began offering customers expert medical consultation (primarily for high-complexity, high-cost conditions) as a standalone service as well as a capability that can be incorporated into other core offerings. Following our acquisition of PlushCare in June 2021, we began offering virtual primary care and mental health services directly to consumers and commercial customers. We have further leveraged our technology platform to develop add-on offerings and to integrate acquired solutions that target specific challenges faced by our customers.

In September 2021, we announced new solutions and new naming for the solutions described above. The new solutions – Accolade One and Accolade Care – combine the capabilities of Accolade’s historical navigation and advocacy solutions with our acquired primary care, mental health, and expert medical opinion services, augmented by artificial intelligence, machine learning, and data-driven recommendations. The new solutions are in their early stages of implementation, with initial customer implementations beginning in January 2022. Additionally, we announced new solution bundles incorporating all of our existing solutions to reflect the evolution and maturation of our offering portfolio. With these changes, our current offerings include:

●	Accolade Core and Accolade Plus – Incorporating elements of all Accolade solutions including Advocacy, Accolade Expert MD, Accolade Care, and the Accolade partner ecosystem

●	Accolade Expert MD – Expert medical opinion including the capabilities acquired in the 2nd.MD acquisition
●	Accolade Care – Integrated primary care and mental health
●	Accolade One – A value-based option that includes all of the Accolade solutions and the Accolade partner ecosystem with a pricing structure that includes a higher portion of revenues associated with outcomes-based measures

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

In September 2021, we acquired substantially all the assets of HealthReveal, Inc. (HealthReveal). HealthReveal is a clinical artificial intelligence company focused on ensuring patients receive optimal, personalized chronic care to preempt adverse outcomes. Under the terms of the agreement, we issued 252,808 shares of common stock as consideration at closing. We will issue up to 28,089 additional shares of common stock that are subject to an indemnity holdback, and these shares will be released 18 months following the closing.

For the three months ended November 30, 2021, our total revenue was $83.5 million, representing 117% year-over-year growth compared to total revenue of $38.4 million for the three months ended November 30, 2020. For the nine months ended November 30, 2021, our total revenue was $216.3 million, representing 95% year-over-year growth compared to total revenue of $111.1 million for the nine months ended November 30, 2020. For the three months ended November 30, 2021 and 2020, our net income (loss) was $22.5 million and $(16.6) million, respectively. For the nine months ended November 30, 2021 and 2020, our net income (loss) was $(88.6) million and $(45.9) million, respectively.

Our Business Model

We provide our solutions primarily to employers that deploy Accolade offerings to our members. We earn revenue from providing personalized health guidance solutions, expert medical opinion services, virtual primary care services, and mental health support to the members of our employer customers' health plans and to members of fully insured plans offered via health insurance companies. Our advocacy solutions are priced based on a recurring per-member-per-month (PMPM) fee, typically consisting of both a base fee and a performance-based fee component. As a result, generally, a portion of our potential revenue is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions. We typically achieve a substantial portion of the contractual performance metrics and realization in savings of healthcare spend. We also provide expert medical opinion services, which are typically charged on a PMPM or case rate basis, and virtual primary care and mental health support, which are typically priced on a fee per visit basis for consumers and a PMPM plus visit fee basis for employer customers.

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

We have demonstrated a consistent track record of product and technology innovation over time as evidenced by continuous improvement of our platform and new offerings. This innovation is driven by feedback we receive from our customers, industry experts, and the market generally. Our technology platform enabled us to unbundle aspects of our core navigation capability to create various offerings for our customers, while integrating capabilities from our recent acquisitions to deliver our Personalized Healthcare solution that combines our core navigation with expert medical consultations and virtual primary care and mental health support. Our investments in product and technology have been focused on increasing the value we provide via our personalized member health guidance solutions and expanding the market segments we can serve with a portfolio of offerings and associated price points.

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

While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our marketing efforts, and any decreases of workforce or benefits spending by our customers, all of which are uncertain and cannot be predicted. We have a diverse set of customers across a variety of industries. While some have faced headwinds, others have experienced growth, and our membership count from existing employer customers has remained steady in the aggregate since the start of the calendar year. However, we may experience increased member attrition to the extent our existing customers reduce their respective workforces in response to changes in economic conditions. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees. When customer headcount reductions occur, we may not experience the impact of changes to our customers’ headcounts immediately because employees that are on furlough or are receiving continued health coverage pursuant to COBRA may still have access to our services during such periods and would be included in our member count. During fiscal 2021, we engaged with our airline customers to act as a partner in helping manage their cash needs during the COVID-19 pandemic, resulting in modified payment terms in fiscal 2021. All payments due from our airline customers as a result of such modifications have been collected.

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

Adoption of Current and Future Solutions

We are constantly innovating to enhance our model and develop new offerings. Our ability to act as a trusted advisor to our members and customers positions us to identify new opportunities for additional offerings that can meet their existing and emerging needs. Our open technology platform also allows us to efficiently add new offerings and applications on top of our existing technology stack, which we have demonstrated with the roll-out of Accolade Total Benefits and Accolade Total Care, as well as our add-on offerings, Accolade Boost, our Trusted Supplier Program, Accolade COVID Response Care, and Mental Health Integrated Care that target specific challenges faced by our customers. Our open technology platform is instrumental for integration of the capabilities acquired through our acquisitions of 2nd.MD and PlushCare. We believe that as we expand our customer base and enter into new markets, we will be adept at identifying and deploying innovative new solutions whether developed internally or through acquisitions. In September 2021, we announced two new solutions – Accolade One and Accolade Care – that combine some or all of the elements of Accolade’s historical solutions and the acquired capabilities from 2nd.MD and PlushCare. The new solutions are in their early stages of implementation, with initial customer launches in January 2022.

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

Customer Concentration

We have historically relied on a limited number of customers for a significant portion of our total revenue. If we do not retain some or all of those customers, it could have a material negative impact on future results. In prior reporting periods, we have had one or more customers accounting for more than 10% of our total revenue. However, for the three and nine months ended November 30, 2021, we had no customers that accounted for more than 10% of our total revenue. The loss of any of our largest customers, the renegotiation of any of our largest customer contracts or a significant decrease in the employee headcount of our largest customers could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our customers in respect to the solutions we provide and the terms of our customer agreements, including our fees. Most of our customer contracts have a three-year term, and some have rights to terminate prior to the end of the term.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2021	2020	2021	2020

	(in thousands, except percentages)		(in thousands, except percentages)
Adjusted Gross Profit	$39,243	$16,053	$93,170	$45,753
Adjusted Gross Margin	47.0%	41.8%	43.1%	41.2%
Adjusted EBITDA	$(11,944)	$(11,429)	$(44,193)	$(29,618)

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) adjusted to exclude interest expense (net), income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition and integration-related costs, and change in fair value of contingent consideration. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this measure generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

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

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2021	2020	2021	2020

	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$83,450	$38,444	$216,265	$111,126
Less:
Cost of revenue, excluding depreciation and amortization	(45,156)	(22,743)	(125,426)	(66,052)
Gross profit, excluding depreciation and amortization	38,294	15,701	90,839	45,074
Add:
Stock‑based compensation, cost of revenue	949	352	2,331	679
Adjusted Gross Profit	$39,243	$16,053	$93,170	$45,753
Gross margin, excluding depreciation and amortization	45.9%	40.8%	42.0%	40.6%
Adjusted Gross Margin	47.0%	41.8%	43.1%	41.2%

Gross margin, excluding depreciation and amortization, for the three months ended November 30, 2021 and 2020, increased to 45.9% from 40.8%, respectively, and Adjusted Gross Margin for the three months ended November 30, 2021 and 2020, increased to 47.0% from 41.8%, respectively. Gross margin, excluding depreciation and amortization, for the nine months ended November 30, 2021 and 2020, increased to 42.0% from 40.6%, respectively, and Adjusted Gross Margin for the nine months ended November 30, 2021 and 2020, increased to 43.1% from 41.2%, respectively. The increase in gross margin and Adjusted Gross Margin for the comparable three and nine-month periods is driven primarily by incremental performance guarantee revenues compared to the prior fiscal year.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net income (loss):

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income (loss)	$22,503	$(16,595)	$(88,568)	$(45,926)
Adjusted for:
Interest expense, net	743	35	2,137	3,663
Income tax expense (benefit)	3,325	29	(9,501)	85
Depreciation and amortization	11,250	2,114	30,967	6,090
Stock‑based compensation	18,377	2,946	45,827	6,310
Acquisition and integration‑related costs	311	—	13,208	—
Change in fair value of contingent consideration	(68,428)	—	(38,282)	—
Other expense (income)	(25)	42	19	160
Adjusted EBITDA	$(11,944)	$(11,429)	$(44,193)	$(29,618)

Basis of Presentation and Components of Revenue and Expenses

We operate our business through a single reportable segment. We operate on a fiscal year ending at the end of February of each year, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

Revenue

We earn revenue from providing personalized technology-enabled solutions and expert medical opinion services to the members of our employer customers' health plans and to members of fully insured plans offered via health insurance companies. We also earn revenue from providing virtual primary care services and mental health support to consumers and members of enterprise customer health plans. Our advocacy solutions are priced based on a recurring PMPM fee and frequently include both a base PMPM fee based on eligible members and a performance-based component. As a result, a portion of our potential fee is typically variable, subject to our achievement of performance metrics, the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions, and the number of eligible members during the respective period. We also provide expert medical opinion services, which are typically charged on a PMPM or case rate basis, and virtual primary care and mental health support, which are typically priced on a fee per visit basis for consumers and a PMPM plus visit fee basis for employer customers.

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

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Revenue	$83,450	$38,444	$216,265	$111,126
Cost of revenue, excluding depreciation and amortization(1)	45,156	22,743	125,426	66,052
Operating expenses:
Product and technology(1)	22,846	13,018	61,297	36,624
Sales and marketing(1)	24,616	8,644	63,134	23,841
General and administrative(1)	21,464	8,414	69,636	20,537
Depreciation and amortization	11,250	2,114	30,967	6,090
Change in fair value of contingent consideration	(68,428)	—	(38,282)	—
Total operating expenses	11,748	32,190	186,752	87,092
Income (loss) from operations	26,546	(16,489)	(95,913)	(42,018)
Interest expense, net	(743)	(35)	(2,137)	(3,663)
Other income (expense)	25	(42)	(19)	(160)
Income (loss) before income taxes	25,828	(16,566)	(98,069)	(45,841)
Income tax benefit (expense)	(3,325)	(29)	9,501	(85)
Net income (loss)	$22,503	$(16,595)	$(88,568)	$(45,926)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Cost of revenue	$949	$352	$2,331	$679
Product and technology	5,303	1,060	13,491	2,212
Sales and marketing	3,608	702	9,035	1,494
General and administrative	8,517	832	20,970	1,925
Total stock‑based compensation	$18,377	$2,946	$45,827	$6,310

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue, excluding depreciation and amortization	54%	59%	58%	59%
Operating expenses:
Product and technology	27%	34%	28%	33%
Sales and marketing	29%	22%	29%	21%
General and administrative	26%	22%	32%	18%
Depreciation and amortization	13%	5%	14%	5%
Change in fair value of contingent consideration	(82)%	—%	(18)%	—%
Total operating expenses	14%	84%	86%	78%
Income (loss) from operations	32%	(43)%	(44)%	(38)%
Interest expense, net	(1)%	(0)%	(1)%	(3)%
Other income (expense)	0%	(0)%	(0)%	(0)%
Income (loss) before income taxes	31%	(43)%	(45)%	(41)%
Income tax benefit (expense)	(4)%	(0)%	4%	(0)%
Net income (loss)	27%	(43)%	(41)%	(41)%

Comparison of Three and Nine Months Ended November 30, 2021 and 2020

Revenue

	For the three months ended
	November 30,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Revenue	$83,450	$38,444	$45,006	117%

Revenue increased $45.0 million, or 117%, to $83.5 million for the three months ended November 30, 2021, as compared to $38.4 million for the three months ended November 30, 2020. The increase was attributable primarily to $11.9 million and $15.6 million in revenues derived from the 2nd.MD and PlushCare acquisitions, respectively, incremental performance guarantee revenues compared to the prior fiscal year, and growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

	For the nine months ended
	November 30,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Revenue	$216,265	$111,126	$105,139	95%

Revenue increased $105.1 million, or 95%, to $216.3 million for the nine months ended November 30, 2021, as compared to $111.1 million for the nine months ended November 30, 2020. The increase was attributable primarily to $35.9 million and $28.4 million in revenues derived from the 2nd.MD and PlushCare acquisitions, respectively, incremental performance guarantee revenues compared to the prior fiscal year, and growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	November 30,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$45,156	$22,743	$22,413	99%

Cost of revenue, excluding depreciation and amortization increased $22.4 million, or 99%, to $45.2 million for the three months ended November 30, 2021, as compared to $22.7 million for three months ended November 30, 2020. The increase was attributable primarily to cost of revenue incurred by 2nd.MD and PlushCare as well as an increase in personnel and related costs to serve the customer base which grew in the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021.

	For the nine months ended
	November 30,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$125,426	$66,052	$59,374	90%

Cost of revenue, excluding depreciation and amortization increased $59.4 million, or 90%, to $125.4 million for the nine months ended November 30, 2021, as compared to $66.1 million for the nine months ended November 30, 2020. The increase was attributable primarily to cost of revenue incurred by 2nd.MD and PlushCare, which contributed revenues from the acquisition date as of March 3, 2021 and June 9, 2021, respectively, through November 30, 2021, as well as an increase in personnel and related costs to serve the customer base which grew in the first nine months of fiscal 2022, as compared to the first nine months of fiscal 2021.

Operating expenses

	For the three months ended
	November 30,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$22,846	$13,018	$9,828	75%
Sales and marketing	24,616	8,644	15,972	185%
General and administrative	21,464	8,414	13,050	155%
Depreciation and amortization	11,250	2,114	9,136	432%
Change in fair value of contingent consideration	(68,428)	—	(68,428)	N/A
Total operating expenses	$11,748	$32,190	$(20,442)	(64)%

Product and technology.    Product and technology expense increased $9.8 million, or 75%, to $22.8 million for the three months ended November 30, 2021, as compared to $13.0 million for the three months ended November 30, 2020. The increase was primarily driven by increases in personnel added via the 2nd.MD and PlushCare acquisitions, along with the addition of personnel in product development and product management to support the development of new and existing offerings in connection with the expansion of our business.

Sales and marketing.    Sales and marketing expense increased $16.0 million, or 185%, to $24.6 million for the three months ended November 30, 2021, as compared to $8.6 million for the three months ended November 30, 2020. The increase was primarily driven by increases in personnel added via the 2nd.MD and PlushCare acquisitions, digital marketing costs associated with customer acquisition spend related to PlushCare, along with an increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business.

General and administrative.    General and administrative expense increased $13.1 million, or 155%, to $21.5 million for the three months ended November 30, 2021, as compared to $8.4 million for the three months ended November 30, 2020. The increase was primarily due to the addition of general and administrative costs from the 2nd.MD and PlushCare businesses, and costs to operate as a public company.

Depreciation and amortization.    Depreciation and amortization expense increased $9.1 million, or 432%, to $11.3 million for the three months ended November 30, 2021, as compared to $2.1 million for the three months ended November 30, 2020. The increase was primarily due to amortization of intangible assets acquired during fiscal 2022.

Change in fair value of contingent consideration.    This operating expense represents the change in the fair value of the contingent consideration liabilities associated with the 2nd.MD and PlushCare acquisitions. For the three months ended November 30, 2021, the change in fair value of contingent consideration decreased primarily due to a decrease in our stock price.

	For the nine months ended
	November 30,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$61,297	$36,624	$24,673	67%
Sales and marketing	63,134	23,841	39,293	165%
General and administrative	69,636	20,537	49,099	239%
Depreciation and amortization	30,967	6,090	24,877	408%
Change in fair value of contingent consideration	(38,282)	—	(38,282)	N/A
Total operating expenses	$186,752	$87,092	$99,660	114%

Product and technology.    Product and technology expense increased $24.7 million, or 67%, to $61.3 million for the nine months ended November 30, 2021, as compared to $36.6 million for the nine months ended November 30, 2020. The increase was primarily driven by increases in personnel added via the 2nd.MD and PlushCare acquisitions, along with the addition of personnel in product development and product management to support the development of new and existing offerings in connection with the expansion of our business.

Sales and marketing.    Sales and marketing expense increased $39.3 million, or 165%, to $63.1 million for the nine months ended November 30, 2021, as compared to $23.8 million for the nine months ended November 30, 2020. The increase was primarily driven by increases in personnel added via the 2nd.MD and PlushCare acquisitions, digital marketing costs associated with customer acquisition spend related to PlushCare, along with an increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business.

General and administrative.    General and administrative expense increased $49.1 million, or 239%, to $69.6 million for the nine months ended November 30, 2021, as compared to $20.5 million for the nine months ended November 30, 2020. The increase was primarily due to $13.2 million of acquisition and integration-related costs along with the addition of general and administrative costs from the 2nd.MD and PlushCare businesses, as well as costs to operate as a public company.

Depreciation and amortization.    Depreciation and amortization expense increased $24.9 million, or 408%, to $31.0 million for the nine months ended November 30, 2021, as compared to $6.1 million for the nine months ended November 30, 2020. The increase was primarily due to amortization of intangible assets acquired during fiscal 2022.

Change in fair value of contingent consideration.    This operating expense represents the change in the fair value of the contingent consideration liabilities associated with the 2nd.MD and PlushCare acquisitions. From the 2nd.MD acquisition date on March 3, 2021 through November 30, 2021, the change in fair value of contingent consideration decreased primarily due to the decrease in our stock price.

Interest expense, net

	For the three months ended
	November 30,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Interest expense, net	$743	$35	$708	2,023%

Interest expense, net increased $0.7 million, or 2,023%, to $0.7 million for the three months ended November 30, 2021, as compared to $0.0 million for the three months ended November 30, 2020.  The increase was primarily due to expenses associated with the convertible notes issued during the first quarter of fiscal 2022.

	For the nine months ended
	November 30,		Changes
	2021	2020	Amount	%

	(in thousands, except percentages)
Interest expense, net	$2,137	$3,663	$(1,526)	(42)%

Interest expense, net decreased $1.5 million, or 42%, to $2.1 million for the nine months ended November 30, 2021, as compared to $3.7 million for the nine months ended November 30, 2020.  The decrease was primarily due to a decrease in our Term Loan and 2019 Revolver borrowings during the nine months ended November 30, 2021 as compared to the nine months ended November 30, 2020, resulting from our repayment of the Term Loan and 2019 Revolver borrowings during July 2020, offset by expenses associated with the convertible notes issued during the first quarter of fiscal 2022.

Liquidity and Capital Resources

We had cash and cash equivalents of $366.0 million as of November 30, 2021. Our cash equivalents are comprised primarily of money market accounts held at banks and United States treasury bills with original maturities of less than 90 days.

Our Debt Arrangements

As of November 30, 2021, we had $287.5 million in outstanding debt related to the Convertible Senior Notes issued in March 2021. We currently also have a revolving credit facility (2019 Revolver), which we entered into in July 2019.

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

The 2019 Revolver contains a liquidity covenant calculated based on cash on hand plus available borrowings under the 2019 Revolver, a revenue covenant and certain reporting covenants.  On August 21, 2020, we entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, we entered into another amendment to the 2019 Revolver which modified the allocation requirements of our cash to be held at each of the two lenders participating in the 2019 Revolver.   On November 6, 2020, we entered into another amendment to the 2019 Revolver which increased the capacity from $50.0 million to $80.0 million. On March 2, 2021, we entered into another amendment to the 2019 Revolver in association with the acquisition of 2nd.MD and amended certain revenue covenants. On March 23, 2021, we entered into another amendment to the 2019 Revolver in association with the convertible senior notes offering. On May 26, 2021, we entered into another amendment to the 2019 Revolver in association with the acquisition of PlushCare which modified certain reporting covenants.

We were in compliance with all such applicable covenants as of November 30, 2021, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the nine months ended
	November 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(60,066)	$(35,628)
Net cash used in investing activities	(263,081)	(1,932)
Net cash provided by financing activities	255,245	423,343

Operating Activities.   Net cash used in operating activities increased by $24.4 million to $60.1 million during the nine months ended November 30, 2021 from $35.6 million during the nine months ended November 30, 2020, primarily due to higher net loss, which included $13.2 million in acquisition and integration-related charges, as well as changes in accounts receivable and accrued compensation, partially offset by changes in deferred revenue and due to customers. The change in accrued compensation is primarily due to the cash payout in May 2021 of employee annual bonuses related to the fiscal year ended February 28, 2021 whereas annual bonuses related to the fiscal year ended February 29, 2020 were paid in the form of stock options in lieu of cash.

Investing Activities.    Net cash used in investing activities increased by $261.1 million to $263.1 million during the nine months ended November 30, 2021, from $1.9 million during the nine months ended November 30, 2020, primarily due to cash paid for the acquisitions of 2nd.MD and PlushCare during the nine months ended November 30, 2021.

Financing Activities.    Net cash provided by financing activities decreased by $168.1 million to $255.2 million during the nine months ended November 30, 2021 from $423.3 million during the nine months ended November 30, 2020, primarily due to the absence of proceeds from our public offerings which occurred in the prior year period and the purchase of capped calls associated with the Convertible Senior Notes, partially offset by the issuance of the Convertible Senior Notes.

Contractual Obligations

The following table summarizes our contractual obligations as of November 30, 2021:

	Payments due by period
	Less than			More than
	1 year	Years 2 ‑ 3	Years 4 ‑ 5	5 years	Total

	(in thousands)
Operating lease obligations(1)	$8,363	$15,341	$12,887	$11,489	$48,080
Convertible Senior Notes	—	—	287,500	—	287,500
Interest and fees on debt(2)	1,571	2,875	2,156	—	6,602
Data license in connection with joint development agreement	226	498	65	—	789
Other purchase obligations(3)	5,261	15,143	19,051	—	39,455
(1)	Includes the lease of our (a) corporate co-headquarters in Plymouth Meeting, Pennsylvania, which expires in June 2027, subject to certain early termination rights, (b) corporate co-headquarters in Seattle, Washington, which expires in September 2030, subject to certain early termination rights, (c) office space in Houston, Texas, which expires in December 2025, (d) office space in Scottsdale, Arizona, which expires in April 2024, subject to certain early termination rights, (e) office space in Prague, Czech Republic, which expires in September 2027, (f) office space in Santa Monica, California, which expires in February 2023, and (g) office space in San Francisco, California, which expires in February 2022.
(2)	Interest on our Convertible Senior Notes is calculated at the applicable fixed interest rate. Fees on our revolving credit facility are calculated as 25 basis points of the commitment amount, payable on a quarterly basis.
(3)	Other purchase obligations include all other non-cancelable contractual obligations which are primarily related to cloud computing costs.

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

Business Combinations and Contingent Consideration was added as a critical accounting policy in our Quarterly Report on Form 10-Q for the period ended May 31, 2021. Other than the addition of Business Combinations and Contingent Consideration, there have been no significant changes in our critical accounting policies and estimates during the nine months ended November 30, 2021, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2021 filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $366.0 million as of November 30, 2021 and $433.9 million as of February 28, 2021. Our cash equivalents are comprised primarily of cash and money market accounts held at banks and United States treasury bills with original maturities of less than 90 days. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2021. Based on the evaluation of our disclosure controls and procedures as of November 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were not effective due to the existence of the material weakness described below. However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

In the third quarter of fiscal 2022, we identified a material weakness in our internal control over financial reporting in connection with measuring the fair value of contingent consideration related to business combinations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A control related to our review of the valuations used to determine the fair value of contingent consideration was not designed effectively to detect an error in the fair value of contingent consideration, as well as corresponding errors to goodwill disclosed in the preliminary purchase price allocation, goodwill on the balance sheet, and change in fair value of contingent consideration expense on the statement of operations in our previously issued interim financial statements for the second quarter of fiscal 2022. Although the errors were not material to those financial statements, we concluded that the control deficiency represented a material weakness.

In light of the material weakness, management performed additional procedures to validate the accuracy of the valuations of contingent consideration arrangements including review and validation of key inputs to the valuations for contingent consideration.

Management’s Plan to Remediate the Material Weakness

During the third quarter of fiscal 2022, management enhanced the review control for the fair value of contingent consideration arrangements and the related valuations. While we are implementing a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

On March 3, 2021, we completed the acquisition of 2nd.MD and on June 9, 2021, we completed the acquisition of PlushCare. SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded 2nd.MD and PlushCare from our evaluation during the three-month and nine-month periods ended November 30, 2021. We are in the process of incorporating 2nd.MD and PlushCare into our system of internal control over financial reporting.

Except as noted above related to the Company’s acquisitions, and except for the identification of and ongoing steps to remediate the material weakness in our internal control over financial reporting as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in most periods since our inception and continue to have an accumulated deficit. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for the nine months ended November 30, 2021 and the fiscal years ended February 28(29), 2021, 2020, and 2019, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

Historically, we have relied on a limited number of customers for a significant portion of our revenue. Our three largest customers (American Airlines, Comcast Cable, and Lowe's) in the aggregate comprised 38% of our revenue for the fiscal year ended February 28, 2021, and our future revenue may be similarly concentrated. These customers comprised 17% and 20% of our revenue in the aggregate for the three and nine months ended November 30, 2021, respectively. Our largest customer, Comcast Cable, accounted for 16%, 24%, and 35% of our revenue for the fiscal years ended February 28(29), 2021, 2020, and 2019, respectively, and 9% and 10% for the three and nine months ended November 30, 2021, respectively. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts could adversely affect our results of operations. Although we typically enter into three-year contracts with our customers, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us. In particular, in connection with the COVID-19 pandemic, macroeconomic factors may affect our customers' desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, customers in the airline industry have had significant headcount reductions, which have resulted in, and are likely to continue to result in, a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our  member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further economic disruption as initial fiscal stimulus programs end and the COVID-19 pandemic continues to disrupt the economy. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of one or more of our largest customers declines, our credit risk could increase. In one case, a smaller customer filed for Chapter 11 bankruptcy and terminated its health plan and associated Accolade services as of October 31, 2020. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

While we served our first customer in 2009, we have significantly altered our offerings and executive management team since 2015. Our limited operating history with respect to our current offerings and current executive management team makes it difficult to effectively assess or forecast our future prospects. For example, with the acquisitions of 2nd.MD and PlushCare, and any new integrated offerings Accolade may offer in connection therewith, our sales efforts with respect to these offerings may not be as successful as our sales of Accolade Total Health and Benefits – our historical primary offering. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers, retain existing customers and expand the scope of solutions we sell to new and existing customers. Furthermore, in pursuit of our growth strategy, we may enter into new partnerships to further penetrate our targeted markets and adoption of our solutions, but it is uncertain whether these efforts will be successful. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business may be harmed.

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

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown to approximately 2,350 as of November 30, 2021. Most of our employees have been with us for fewer than three years as a result of our rapid growth. We believe that our mission-driven culture has been an important contributor to our success, which we believe fosters empathy, innovation, teamwork, and passion for providing high levels of customer satisfaction and member engagement. If we fail to successfully integrate, develop, and motivate new employees, it could harm our mission-driven culture. In addition, as we grow and develop the infrastructure of a public company, we may find it difficult to maintain the important aspects of our mission-driven culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

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

We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and extend our existing and future offerings to address evolving needs. For example, we developed add-on offerings that target specific challenges faced by our customers, including Accolade COVID Response Care, Accolade Boost, the Trusted Supplier Program, and Mental Health Integrated Care. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements, the incurrence of other unexpected costs associated with operating our business, and lack of acceptance by our customers. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

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

We may seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our existing and future offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses and may have difficulty integrating acquired businesses. For example, in March 2021 we acquired 2nd.MD, in June 2021 we acquired PlushCare, and in September 2021 we acquired substantially all the assets of HealthReveal which we are in the process of integrating with our offerings. If we acquire additional businesses, we may not be able to integrate the acquired operations and technologies successfully, or effectively manage the combined business following the acquisition. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds and accustomed to different corporate cultures.

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

We expect to derive a significant portion of our revenue from the renewal of existing customers' contracts and sales of additional solutions to existing customers. As part of our growth strategy, for instance, we have recently focused on expanding our solutions among current customers. For example, with the acquisitions of 2nd.MD and PlushCare, we are introducing our expert medical opinion and virtual primary care offerings to our customers. In 2020, as the pandemic proliferated, we launched Accolade COVID Response Care, a service that helps employers manage their return to work programs. We also launched Mental Health Integrated Care, which expands our members' access to mental health coaching, virtual therapy, and virtual psychiatry and deeply integrates these services with the physical health support provided by the Accolade care team. Achieving a high customer retention rate and selling additional applications and solutions are critical to our future business, revenue growth, and results of operations. Factors that may affect our retention rate and our ability to sell additional applications and solutions include the following:

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

Our business, financial condition, and results of operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 variants, including the “delta” variant and the “omicron” variant, and the failure of significant portions of the population to receive available vaccination for the COVID-19 virus has led to a resurgence of individuals affected by the virus and, as such, the pandemic continues to affect various industries, the financial markets globally, which may lead to a further economic downturn and increased market volatility, as well as renewed orders to shelter in place, travel restrictions, and mandated business closures. It has also disrupted the normal operations of many businesses, including ours, and has continued for significantly longer than originally expected, resulting in greater potential impacts on the economy and our business. We have taken measures in response to the COVID-19 pandemic, including implementing a work from home policy. We may experience increased demand on our Accolade Health Assistants and clinical specialists if our members are impacted by a contagious disease in large numbers. This increased demand could result in our failing to meet certain performance metrics set forth in contracts with our customers. Collectively or alone, these conditions could cause (1) increased absenteeism among our workforce (including resulting from sick time or increased use of Family Medical Leave Act and other leave) that could negatively affect our ability to provide our service despite our deployment of business continuity and disaster recovery plans enabling our workforce to work fully remotely from our offices, and/or (2) our customers or prospective customers decreasing headcount, benefits, or budgets, which could decrease corporate spending on our products and services, resulting in delayed sales cycles, a decrease in new customer acquisition, and/or loss of customers. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees.  If our existing customers do not continue to renew their contracts with us, renew at lower fee levels, decline to purchase additional offerings from us, or terminate their contracts for convenience, our business could be harmed. While these risks may be offset by the value that Accolade can provide to customers and members during a health crisis, the impact on our business is still highly uncertain.

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

●             the federal Physician Payments Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), and its implementing regulations, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (e.g. physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●             state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

The laws of many states, including states in which our members are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. We enter into agreements with professional associations, PlushCare of California, Inc. (a California professional corporation) and others, which enter into contracts with our providers pursuant to which they render professional medical services. In addition, we enter into contracts with our members to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, changes in, or subsequent interpretations of, the corporate practice of medicine laws could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate our ability to acquire members located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and results of operations. State corporate practice of medicine doctrines also often impose penalties on physician themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

We do not own PlushCare of California, Inc. (a California professional corporation) or other medical groups with which we contract. These medical groups are 100% physician owned and independent. The professional corporations with which we contract are owned by Dr. James Wantuck, one of our providers, and the professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with the medical groups that support our virtual care services, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to such arrangements with the medical groups could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by HHS and our customers. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. HIPAA imposes mandatory penalties for certain violations and a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys' fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax that were mandated by the Affordable Care Act and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We continue to evaluate the potential impact of such healthcare reform measures on our business.

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

Additionally, the introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state medical board licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our existing and future offerings from being offered to partners, customers and members, which could significantly harm our business. In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, COVID-19 relief legislation suspended the reductions to Medicare payments to providers of 2% per fiscal year from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 up to 3% in the final fiscal year of this sequester. Further, we expect that additional healthcare reform measures will be adopted in the future, which could impact our business. For example, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. In addition, Congress is considering additional health reform measures.

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

Various state and federal laws require disclosures to be made to consumers prior to collecting periodic subscription fees that will automatically renew without further action by the consumer. One such example is the California Automatic Renewal Law (California ARL) pursuant to which PlushCare, Inc. and PlushCare of California were recently sued by a purported class (Robbins v. PlushCare, Inc. et al.) in the United States District Court for the Northern District of California alleging, inter alia, that PlushCare violated the California ARL by failing to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. We will vigorously defend the lawsuit and any potential loss is currently deemed to be immaterial.

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

There is a risk that our existing and future offerings, including the operational/technical component of our business model, such as our decision support software incorporating machine learning, meet the definition of a medical device under the Federal Food, Drug, and Cosmetic Act (FDCA). Medical devices are subject to extensive regulation by the FDA under the FDCA. Under the FDCA, medical devices include any instrument, apparatus, machine, contrivance, or other similar or related articles that is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease. FDA regulations govern among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export.

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

As of February 28, 2021, we had significant U.S. federal and state net operating loss carryforwards (NOLs). Under the Tax Act, as modified by the CARES Act, unused NOLs for the tax year ended February 28, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated in taxable years beginning after December 31, 2017, which would be our tax year ending February 28, 2018 and thereafter, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible in the case of NOLs arising in taxable years ending after 2020 to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. As a result, if we earn net taxable income in future years, our NOLs arising in tax years ending February 28, 2018 and earlier may expire prior to being used, and our NOLs generated in later tax years will be subject to a percentage limitation in tax years beginning after 2020. In addition, under the CARES Act, corporate taxpayers may carryback net operating losses originating in taxable years beginning after 2017 and before 2021 for up to five years, which was not previously allowed under the Tax Act. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes and to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceed 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our initial public offering or as a result of future events, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of one of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, California recently suspended the ability to use NOLs and certain tax research credits for a period of time to offset taxable income for California state tax purposes in taxable periods beginning after 2019 and before 2023. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.

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

We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As discussed in Item 4 “Controls and Procedures” in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to our accounting for the fair value of contingent consideration related to business combinations, which resulted in an error in our previously issued financial statements for the second quarter of fiscal 2022. Internal controls related to our accounting for the fair value of contingent consideration are important to accurately reflect our financial position and results of operations in our financial reports. While we intend to implement our plan to remediate the material weakness identified in connection with our fiscal 2022 audit, our efforts may not be successful. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiency that led to our material weakness in our internal control over financial reporting.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience additional material weaknesses in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional material weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and further ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm will also be required to formally attest to the effectiveness of our internal control over financial reporting as we will no longer be an "emerging growth company" as defined in the JOBS Act as of February 28, 2022. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating, or if it is not satisfied with our remediation of any identified material weakness. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

On September 30, 2021, we issued 252,808 shares of our common stock as consideration pursuant to an acquisition. We issued the shares of common stock in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Accordingly, the offer and sale of the shares pursuant to the acquisition agreement have not been registered under the Securities Act, and such shares may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated January 14, 2021, by and among Registrant, Maestro Merger Sub, LLC, Innovation Specialists LLC d/b/a 2nd.MD, and Shareholder Representative Services LLC, as Member Representative	8-K	001-39348	2.1	March 4, 2021

2.2	Agreement and Plan of Merger, dated April 22, 2021, by and among Registrant, Panda Merger Sub, Inc., PlushCare, Inc., and Fortis Advisors LLC, as stockholder representative, as amended	8-K	001-39348	2.1	June 10, 2021

3.1	Amended and Restated Certificate of Incorporation of Accolade, Inc.	8-K	001-39348	3.1	July 10, 2020

3.2	Amended and Restated Bylaws of Accolade, Inc.	S-1/A	333-236786	3.4	February 28, 2020

4.1	Fifth Amended and Restated Registration Rights Agreement by and between the Registrant and Certain of Its Stockholders, dated October 2, 2019	S-1	333-236786	4.2	February 28, 2020

4.2	Indenture, dated as of March 29, 2021, by and between Registrant and U.S. Bank National Association, as Trustee	8-K	001-39348	4.1	March 29, 2021

4.3	Form of Global Note, representing Registrant’s 0.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-39348	4.2	March 29, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

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

ACCOLADE, INC. (Registrant)

Date: January 10, 2022	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: January 10, 2022	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial and Accounting Officer)