Form 10-K
period 2022-02-28
Accolade, Inc.
filed 2022-05-02
CIK 1481646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ⌧    No  ◻

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

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.8 billion as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Select Market reported for such date. Excludes an aggregate of 6,650,953 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of April 26, 2022, 67,294,511 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2022 Annual Meeting of Stockholders.

ACCOLADE, INC.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Item 1A—Risk Factors,” below.

•	We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

•	We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

•	We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

•	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

•	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

•	Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality and due to the fact that a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings.

•	If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

•	If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistants, clinical, including primary care physicians and medical specialists, and various product and technology roles, our business could be adversely affected.

•	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations. For example, in March 2021 we acquired Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD) and in June 2021 we acquired PlushCare, Inc. (PlushCare).

•	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

•	The evolving effects of the Coronavirus Disease 2019 (COVID-19) pandemic and associated global economic instability may have further adverse effects on our operations and negatively impact our business, financial condition, and results of operations.

•	If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business could be harmed.

Part I

Item 1. Business

Our Mission

At Accolade, we envision a world where every person can live their “healthiest life” — a concept that encompasses physical, emotional, financial, and professional wellness. Our mission is to empower people through expertise, empathy, and technology to make the best decisions for their health and well-being.

Business Overview

Accolade enables our members to receive the right healthcare for their individual needs. We call it Personalized Healthcare. Accolade solutions are personal, data driven, and value based to provide a healthcare experience that helps people better understand, navigate, and utilize the healthcare system and workplace benefits. We provide personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade solutions in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. We also offer expert medical opinion services to employer customers and virtual primary care and mental health support, both directly to consumers and to employer customers. Our innovative platform, which we call our True Health Engine, combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, case management specialists, expert medical opinion providers, and virtual primary care physicians. We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our True Health Engine dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

The U.S. healthcare system is complex and places significant strain on consumers, who struggle to effectively use their healthcare and benefits, make informed decisions about their health, and navigate the fragmented network of providers and third-party benefit programs. Additionally, access to appropriate care and the quality of available care varies widely based on a number of reasons, including economic, social, and geographic. This is commonly referred to as Health Equity. We designed our solutions to follow a clinical model that emphasizes both contextual and concordant care – healthcare that takes into account a person’s lifelong healthcare experience delivered by a team of people who understand their individual need. This approach also takes into account the numerous social determinants of health, such as social, economic, race, and geographic barriers that impact the quality and accessibility of healthcare. The ongoing COVID-19 global pandemic has only served to further exacerbate the complexity and frustration faced by consumers, as they seek information about the availability and accuracy of virus and antibody testing, seek information about vaccinations, or face limits on their ability to access traditional care safely. Partly as a result of these challenges, the payors of healthcare, including managed care companies, the government, employers, and consumers, face significant and rising costs. For large employers in particular, the direct costs are substantial: the total annual employer cost for healthcare is estimated at more than $10,000 per employee. Employers also bear indirect costs in the form of absenteeism, decreased productivity, and diminished morale, all potentially intensified during times when their employees are forced to work remotely due to threats to public health. Despite the significant and growing spend on care, health outcomes are not improving, and misaligned incentives among key constituents thwart meaningful change. A suboptimal consumer experience persists.

We believe the most effective way to improve health outcomes and control cost is to help consumers make better, data-driven healthcare and benefits-related decisions. Based on this belief, we have developed a differentiated platform to support and influence consumer decision-making that is built on a foundation of mission-driven people and purpose-built technology:

●	Accolade Health Assistants. Our Accolade Health Assistants are highly trained professionals who develop trusted relationships with our members and serve as their primary and ongoing point of contact for all issues related to healthcare and benefits.
●	Clinicians. Our clinicians include registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, case management specialists, expert medical opinion providers, and virtual primary care physicians.
●	Technology. Our technology platform was designed to deliver highly personalized member experiences at scale, leveraging data and machine learning to derive actionable insights, optimize our care teams’ workflows, and accelerate the pace of our innovation. We ingest and link disparate data points to Accolade-generated data to create a 360-degree member view which our Accolade Health Assistants and clinicians access in our purpose-built member CRM tool, InView. Our secure, open technology platform supports our continuous innovation and the development of additional capabilities to benefit our members.

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

Our investments in a scalable technology platform have enabled us to acquire complementary services and implement a multi-offering strategy that meets the diverse needs of our existing and prospective customers. Buyers of our offerings have varying priorities and appetites for change to their existing health and benefits packages, and we have therefore developed a solutions portfolio that is designed to support a range of capabilities and services for employers of all sizes. We sell our solutions in four primary offerings that incorporate different aspects of our services:

●	Accolade Expert MD – Expert medical consultations that connect patients to highly qualified condition-specific specialists for both adult and pediatric care
●	Accolade Care – Integrated primary care and mental health support
●	Core and Plus – A benefits navigation and care solution designed to work with our customers’ existing benefits ecosystem, incorporating elements of all Accolade solutions including Advocacy, Accolade Expert MD, Accolade Care, and the Accolade partner ecosystem. Different offering configurations may also include member services, provider services, and an expanded set of clinical programs that address case and disease management to maximize member engagement and return on investment.
●	Accolade One – A value-based option that includes all of the Accolade solutions and the Accolade partner ecosystem with a pricing structure that includes a higher portion of revenues associated with outcomes-based measures

Additionally, our modular technology platform has enabled us to quickly offer solutions that meet specific healthcare needs of our population, including solutions such as Accolade Covid Response Care and Mental Health Integrated Care.

Recent Acquisitions

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

In June 2021, we acquired PlushCare, a provider of virtual primary care and mental health support. The addition of a primary care team extends our ability to improve clinical health outcomes for members and deliver additional cost savings for employers.

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

Attractive operating model supported by a PMPM recurring revenue model, providing a high degree of visibility. As of February 28, 2022, we had over 600 employer customers that collectively purchase access to our solutions for more than 10 million members. We principally generate revenue from our customers on a recurring PMPM fee basis, with contracts generally three years in length, which together provide us with significant revenue visibility. Our ability to deliver significant and measurable return on investment for our customers in the form of improved clinical and financial outcomes has led to a gross dollar retention of 98%, 99%, and 99% for the fiscal years ended February 28(29), 2022, 2021, and 2020, respectively.

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

Our Growth Strategy

Key elements of our growth strategy include:

Grow our customer base. We believe there is a substantial opportunity to further grow our customer base in our large and under-penetrated market that includes thousands of self- and fully-insured employers in the United States. Our sales and marketing team draws on advanced demand-generation strategies to reach and educate the market about our offerings and increase the opportunities to grow our customer base. We maintain a cohort of highly referenceable customers in support of new customer acquisition.

Retain and expand relationships with our customers. By delivering measurable outcomes to our customers, we can achieve strong customer retention, which enables us to expand and deepen these relationships. The addition of expert medical opinion through the acquisition of 2nd.MD and virtual primary care through the acquisition of PlushCare are examples of new offerings that complement our existing solutions and can be sold as standalone solutions or provide cross-sell opportunities to drive incremental revenue. As we build upon our trusted partner status with these customers, we have the opportunity to cross-sell our additional capabilities, as well as services offered by our ecosystem partners.

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

Continue to develop new offerings. We are constantly innovating to enhance our model and develop new offerings, including our recently introduced Accolade Care and Accolade One. Our ability to act as a trusted advisor to our members and customers positions us to identify new opportunities for additional offerings that can meet their existing and emerging needs. Our open technology platform also allows us to efficiently add new applications on top of our existing technology stack, such as Accolade COVID Response Care and Mental Health Integrated Care.

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

Opportunistically pursue partnerships. We have historically integrated new and complementary capabilities into our offerings by forming strategic partnerships and other relationships with third parties. We believe our partners choose us because of our entrepreneurial and collaborative culture and dedication to continuous innovation. We develop and maintain partnerships with a number of healthcare companies to offer our customers a broader range of services and a more seamless healthcare experience. Those partnerships include health plan partners such as Humana and Blue Cross of California, technology partners like Change Healthcare, and chronic and clinical solutions providers such as SWORD, Virta, RxSavings, and Headspace.

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

Overview of Accolade’s Multi-offering Strategy

Accolade Total Health and Benefits has historically been our most comprehensive offering from which the majority of our revenues are derived today. Our technology platform enabled us to unbundle aspects of this comprehensive offering to create additional standalone offerings and integrate newly acquired solutions. Following our acquisition of 2nd.MD in March 2021, we began offering customers expert medical consultation (primarily for high-complexity, high-cost conditions) as a standalone service as well as a capability that can be incorporated into other core offerings. Following our acquisition of PlushCare in June 2021, we began offering virtual primary care and mental health services directly to consumers and commercial customers. We have further leveraged our technology platform to develop add-on offerings and to integrate acquired solutions that target specific challenges faced by our customers.

As of September 2021, we began offering our solutions as four primary offerings, including two new solutions and new naming for the solutions described above. The new solutions – Accolade One and Accolade Care – combine the capabilities of Accolade’s historical navigation and advocacy solutions with our acquired primary care, mental health, and expert medical opinion services, augmented by artificial intelligence, machine learning, and data-driven recommendations. The new solutions are in their early stages of implementation, with initial customer implementations started in January 2022. Additionally, we announced new solution bundles incorporating all of our existing solutions to reflect the evolution and maturation of our offering portfolio. With these changes, our current offerings include:

●	Accolade Expert MD – Expert medical consultations that connect patients to highly qualified condition-specific specialists for both adult and pediatric care
●	Accolade Care – Integrated primary care and mental health support
●	Core and Plus – A benefits navigation and care solution designed to work with our customers’ existing benefits ecosystem, incorporating elements of all Accolade solutions including Advocacy, Accolade Expert MD, Accolade Care, and the Accolade partner ecosystem. Different offering configurations may also include member services, provider services, and an expanded set of clinical programs that address case and disease management to maximize member engagement and return on investment.
●	Accolade One – A value-based option that includes all of the Accolade solutions and the Accolade partner ecosystem with a pricing structure that includes a higher portion of revenues associated with outcomes-based measures

Accolade has developed additional add-on solutions, such as Mental Health Integrated Care that directly address the pronounced need among our employer customers for help with overall benefits management.

Our Technology Platform

With great conviction that technology can help scale and optimize the Accolade engagement model, we began making substantial investments to create an industry-leading, open, cloud-based platform in 2016. This technology platform, built utilizing artificial intelligence, microservices, and data analytics, enables us to deliver personalized experiences to our full member population throughout their healthcare journeys. We have established a highly experienced Product & Technology organization that has extensive experience in machine learning, artificial intelligence, data science, engineering, and product management.

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

Customer Success Organization. Our customer success team (formerly known as customer partnerships) provides strategic insights, point solutions recommendations, and day-to-day account support to our customers. The team is focused on deepening existing customer relationships and cross-selling new offerings where appropriate. This organization is comprised of dedicated customer support teams to serve each customer’s specific needs and also focuses on deepening existing customer relationships through sales of our new offerings.

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

Competition

We believe no single competitor offers a similarly comprehensive platform combining personalized, technology-enabled solutions with highly trained professionals. However, we have experienced and expect to continue to experience competition from a number of companies, including those who are well-established and may have greater resources, and those who may become meaningful competitors in the future. Our competitors generally fall into three categories: large health plans that provide member and provider services, such as the Blue Cross Blue Shield health plans (e.g., Anthem), Cigna, UnitedHealth Group, and Aetna; traditional advocacy and navigation companies, such as Quantum Health and Health Advocate; and an emerging cohort of companies that traditionally provided virtual primary and mental health care, telemedicine, and expert medical opinion services, and/or exclusively digital services and are increasingly adding some version of navigation support to their offering, most notably Included Health (Grand Rounds), Amino, Alight (Compass), Teladoc, and Vera Whole Health (Castlight). We believe the primary competitive factors for our industry include:

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

Government Regulation

HIPAA and Other Privacy and Security Requirements

Numerous state, federal, local, and foreign laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of personal or sensitive data (including PHI and PII). These laws and regulations include the Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, and the California Consumer Privacy Act of 2018 (CCPA). In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

For example, HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. We are considered a business associate under HIPAA. As such, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by the U.S. Department of Health and Human Services (HHS) and our customers. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. HIPAA imposes mandatory penalties for certain violations. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HHS is required under HIPAA to establish a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator, which is yet to be publicly proposed or implemented. HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made without unreasonable delay and within a certain time period after discovery of the breach. Depending on the number of patients affected by a breach, it may be required to be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting a certain number of patients in the same state or jurisdiction must also be reported to the local media. For breaches affecting smaller numbers of patients, the covered entity must record it in a log and notify HHS at least annually.

Likewise, the CCPA creates individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA imposes obligations on covered companies to provide specific disclosures related to a company’s collection, use, and disclosure of personal data and to respond to certain requests from California residents, related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law.

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

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

Other Health Care Laws

Our business activities are subject to a complex set of regulations and rigorous enforcement, including by the Food and Drug Administration (FDA), U.S. Department of Justice, HHS, Office of the Inspector General and Office of Civil Rights, and numerous other federal and state governmental authorities. In addition, our employees, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare laws and regulations that may affect our ability to conduct business include:

●	HIPAA, as amended by HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security, and transmission of protected health information on certain healthcare providers, health plans and healthcare clearinghouses, their business associates as well as their covered subcontractors that access or otherwise process individually identifiable health information on their behalf; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	state laws governing professional licensure, the corporate practice of medicine and other healthcare professions and related fee-splitting laws;
●	the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the CMS programs, including Medicare and Medicaid;
●	the federal civil false claims laws, including the federal False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the federal Physician Payments Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (collectively, the Affordable Care Act), and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
●	Federal Food, Drug, and Cosmetic Act (FDCA), which requires, among other things, manufacturers of medical devices, including certain software technology companies, to comply with requirements related to pre-market clearances, approved labeling, medical device adverse event reporting, and on-going post-market monitoring and quality assurance;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

●	federal and state laws and regulations regarding: (i) the corporate practice of medicine and other health care professions, the provision of management or administrative services in connection with practice of medicine and other health care professions, employment of professionals by non-professionals, professional fee splitting; (ii) professional licensing and standards of professional conduct; (iii) the provision of telemedicine, telehealth or other health care services, including medical record retention requirements; and (iv) the billing, submission, or collection of claims or payments for healthcare services.

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

Overview of our Team

As of February 28, 2022, we had approximately 2,350 employees. Our largest group of employees are in our front line care teams comprised of our Accolade Health Assistants, Clinicians (including nurses, pharmacists, and medical directors), and other service and operations team members. Other groups are comprised as follows: Product and Technology, Field Operations, including sales and marketing, Solutions and Growth, and General and Administration roles. We also supplement our workforce with contractors and consultants depending on business need.

Our two largest offices are located in Seattle, Washington and Plymouth Meeting, Pennsylvania. We also have concentrations of employees in various cities throughout the United States and Prague, Czech Republic, as well as a number of employees who work from home in various States. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Our largest group of employees is our front line care team, including our Accolade Health Assistants and clinicians who serve our members and customers, who are highly trained professionals who develop trusted relationships with our members and serve as their primary and ongoing point of contact for myriad issues related to healthcare and benefits as part of our services. We employ individuals who demonstrate empathy and problem solving skills, and we hire from diverse professional backgrounds, including social work, teaching, customer care, and benefits. Our Accolade Health Assistants are trained in our proprietary engagement approach and leverage our integrated technology platform to provide data informed, personalized health and benefits support to members in friendly, straightforward terms. Our clinicians include registered nurses, physician medical directors, pharmacists, behavioral health specialists, and women’s health specialists, and have deep expertise across a wide variety of specializations. Our nurses work with our other clinicians to help members demystify their care needs through personalized, evidence based, and data driven protocols.

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

We have incurred net losses in most periods since our inception and continue to have an accumulated deficit. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for each of the last three fiscal years, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which may be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

Historically, we have relied on a limited number of customers for a significant portion of our revenue. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts has in the past, and could in the future, adversely affect our results of operations. For example, in April 2022, Comcast Cable notified us that it would be exercising its right to terminate our contract “for convenience” effective at the end of the current calendar year ending December 31, 2022, subject to a right to elect to receive transition services for a period post-termination. Comcast accounted for less than 10%, 16%, and 24% of our revenue for the fiscal years ended February 28(29), 2022, 2021, and 2020, respectively. The loss of another significant customer, if we are not able to replace such revenue from other existing or new customers, could harm our business and our financial results. Although we typically enter into three-year contracts with our customers, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us, or may stage competitive request for proposal processes, any of which could result in the loss or reduced profitability of such customers’ agreements with us. Macroeconomic factors including the COVID-19 pandemic, rising inflation, and geopolitical risk may affect our customers' desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, customers in the airline industry have had significant headcount reductions, which have resulted in, and are likely to continue to result in, a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further economic disruption as initial fiscal stimulus programs end and the COVID-19 pandemic continues to disrupt the economy. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of one or more of our largest customers declines, our credit risk could increase. In one case, a smaller customer filed for Chapter 11 bankruptcy and terminated its health plan and associated Accolade services as of October 31, 2020. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

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

●             political, economic, and social instability, including terrorist activities, the ongoing conflict between Ukraine and Russia, and outbreaks of public health threats, such as coronavirus, influenza, or other highly communicable diseases or viruses, and any disruption these events may cause to the global economy; and

●             changes in business or macroeconomic conditions.

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

The timing of our sales, revenue, and cash flows is difficult to predict because of the length and unpredictability of our sales cycle. The sales cycle for our solutions from initial contact to launch varies widely by potential customer. Some of our potential customers, especially in the case of our prospective strategic and enterprise customers, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet the specific needs of their group health plan, employee benefits programs, corporate budgets, and other goals, which frequently involves evaluation of not only our solutions but also an evaluation of other available solutions. Such evaluations have in the past resulted in extended sales cycles that, due to changes in corporate objectives, leadership involved in the selection process, and other factors, may result in delayed or suspended decision-making in awarding the sale. In addition, our sales cycle may become more lengthy and difficult as a result of the travel restrictions and business interruptions caused by the ongoing COVID-19 pandemic, or if prospective customers slow down their decision-making about purchases due to the economic effects of COVID-19. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a potential customer's internal procurement processes, which involve intensive financial, operational, and security reviews, and for which our solutions represent a significant purchase. In addition, the significance and timing of our offering enhancements, and the introduction of new products by our competitors, may also affect our potential customers' purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized.

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

We price the majority of our services based upon a per-member-per-month (PMPM) fee times the number of eligible members, typically with a portion of the PMPM fee fixed (base PMPM fee) and the remainder of the fee variable (variable PMPM fee). Revenue from variable PMPM fees can be earned through either, or a combination of, the achievement of certain performance metrics or the realization of healthcare savings resulting from the utilization of our services. Although we have typically achieved these performance metrics and realization in savings of healthcare spend, resulting in our earning over 90% of the aggregate maximum potential revenue under our customer contracts (measured on the corresponding calendar year basis in fiscal years 2022, 2021, and 2020), our revenue and financial results in the future may be variable based on whether we earn this performance-based revenue. For example, lower healthcare utilization could result in lower engagement with Accolade services than expected and put our ability to meet certain performance metrics at risk. In addition, since our customers typically pay the full PMPM fee in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows. Under U.S. generally accepted accounting principles (GAAP), we recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. The majority of the fees we earn are considered to be variable consideration under GAAP. We typically invoice our customers on a periodic basis for the base PMPM fees and variable PMPM fees in advance of performing the services, and these advances are classified as deferred revenue on our consolidated balance sheet until such time that the associated revenue can be recognized. Due to the need for us to satisfy performance metrics and healthcare savings requirements, deferred revenue at any particular date may not be representative of actual revenue for any current or future period.

If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown to approximately 2,350 as of February 28, 2022. Most of our employees have been with us for fewer than three years as a result of our rapid growth. We believe that our mission-driven culture has been an important contributor to our success, which we believe fosters empathy, innovation, teamwork, and passion for providing high levels of customer satisfaction and member engagement. If we fail to successfully integrate, develop, and motivate new employees, it could harm our mission-driven culture. In addition, as we grow and develop the infrastructure of a public company, we may find it difficult to maintain the important aspects of our mission-driven culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

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

We also compete on the basis of price. We may be subject to pricing pressures as a result of, among other things, competition within the industry, practices of managed care organizations, government action, and financial stress experienced by our customers. Many customers stage regular request for proposal processes as a matter of procurement policy, which enables competitors to bid aggressively to try to capture such customers’ business, and such competitors may submit bids incorporating pricing or other terms that we are unable or unwilling to match. If our pricing experiences significant downward pressure, our business will be less profitable, and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current customers or expand our customer base in this competitive environment. If we do not retain current customers or expand our customer base, or if we have to renegotiate existing contracts, our business will be harmed.

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

We may issue equity securities or incur indebtedness to pay for any such acquisition or investment, which could adversely affect our business, results of operations, or financial condition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. In addition, a significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment annually and upon the identification of a triggering event, such as sustained declines in our stock price or market capitalization. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

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

Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. Our market opportunity is based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing solutions. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected.

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

We expect to derive a significant portion of our revenue from the renewal of existing customers' contracts and sales of additional solutions to existing customers. As part of our growth strategy, for instance, we have recently focused on expanding our solutions among current customers. For example, with the acquisitions of 2nd.MD and PlushCare, we introduced our expert medical opinion and virtual primary care offerings to our customers. In 2020, as the pandemic proliferated, we launched Accolade COVID Response Care, a service that helps employers manage their return to work programs. We also launched Mental Health Integrated Care, which expands our members' access to mental health coaching, virtual therapy, and virtual psychiatry and deeply integrates these services with the physical health support provided by the Accolade care team. Achieving a high customer retention rate and selling additional applications and solutions are critical to our future business, revenue growth, and results of operations. Factors that may affect our retention rate and our ability to sell additional applications and solutions include the following:

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

Our business entails the risk of liability claims against us, and we have been and may in the future become subject to litigation. Claims against us may be asserted by or on behalf of a variety of parties, including our customers, our members, vendors of our customers, government agencies, our current or former employees, or our stockholders. Litigation may result related to employer practices and healthcare in connection with the COVID-19 pandemic, including as to one or more of our service offerings. The expansion of Accolade’s services to include expert consultations and primary care services, via the acquisition of 2nd.MD and PlushCare, also may increase our risk of litigation related to such services. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, covered by adequate insurance. Although we carry professional liability insurance in amounts that we believe are appropriate in light of the risks attendant to our business, successful claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, any determination that certain non-medical services are acting in the capacity of a healthcare provider, or exercising undue influence or control over a healthcare provider, may subject us to claims not covered by our professional liability insurance coverage, or could result in significant sanctions against us and our clinicians, additional compliance requirements, expense, and liability to us. If our medical care services are found to cause harm to an individual or otherwise constitute malpractice, we may be subject to claims exceeding our coverage limits and cause reputational harm. If we make errors in the billing and the coding for such services, we may be subject to claims exceeding our coverage limits and cause reputational harm. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our solutions. As a result, adequate professional liability insurance may not be available to us or to our partners in the future at acceptable costs or at all. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby harming our business and per share trading price of our common stock. For example, fines or assessments could be levied against us under domestic or foreign data privacy laws (such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, HIPAA), the General Data Protection Regulation (GDPR), or the California Consumer Privacy Act of 2018 (CCPA)) or under authority of privacy enforcing governmental entities (such as the Federal Trade Commission (FTC), or the U.S. Department of Health and Human Services (HHS)) or as a result of private actions, such as class actions based on data breaches or based on private rights of action (such as that contained in the CCPA). Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers. In addition, such litigation could result in increased scrutiny by government authorities having authority over our business, such as the FTC, the HHS, Office for Civil Rights (OCR), and state attorneys general.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we may collect, store, use, disclose, or otherwise process proprietary, confidential, and sensitive information, including personal data (such as health-related data), intellectual property, and trade secrets. We manage and maintain our technology platform and data utilizing a combination of on-site systems, mobile applications, managed data center systems, and cloud-based computing center systems. We are highly dependent on information technology networks, mobile applications, and systems, including the Internet, to securely process, transmit, and store this critical information. We utilize third-party service providers, including business associates as defined under HIPAA, for important aspects of the collection, storage, and transmission of customer and member information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Our technology platform also utilizes artificial intelligence and machine learning technology to provide services, and despite our defense in depth security, this technology may be susceptible to cybersecurity threats, as PHI, PII, and other confidential and sensitive information may be integrated into the platform. Because of the sensitivity of the PHI, other PII, and other confidential information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our solutions, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. While we use various information security techniques and tools to secure our platforms, and require our third party service providers to adhere to substantially similar standards, our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as computer viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-

service attacks (such as credential stuffing), employee or contractor misconduct or error, ransomware attacks, supply-chain attacks, software bugs, system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry standards or reasonable security measures to protect our information technology systems and data. We take certain administrative, physical, and technological safeguards to address these risks, such as by requiring outsourcing subcontractors and partners, including trusted suppliers, who handle customer and member information for us to enter into agreements that contractually obligate those subcontractors and partners to comply with applicable privacy laws, such as HIPAA, and otherwise use reasonable efforts to safeguard PHI, other PII, and other sensitive information. For those subcontractors and partners who handle PHI on our behalf, we enter into business associate agreements as required by HIPAA. Measures taken to protect our systems, those of our subcontractors and partners, or the PHI, other PII, or other sensitive information we, our subcontractors, or our partners process or maintain, may not adequately protect us from the risks associated with the collection, storage, and transmission of such information.

Although we have implemented security measures designed to protect against security incidents and help protect confidential and other sensitive information (including PHI and PII), there can be no assurance that these measures will be effective. We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. In addition, security incidents and other inappropriate access to, or acquisition or processing of, information can be difficult to detect or may occur outside of our network (such as in our supply chain or at our customers or trusted suppliers), and any delay in identifying or responding to such incidents or in providing any notification of such incidents may lead to increased harm. Any such breach or interruption of our systems, or the systems of any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal data. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; harm to our reputation; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident. We cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

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

In May 2020, we announced Accolade COVID Response Care to provide a comprehensive solution for current and ongoing needs of our customers as they reopen and rebuild their businesses. We may be subject to increased liability exposure from our customers or their members as we assist our customers in managing our customers' return to workplace programs, including programs related to diagnostic and antibody testing. Accordingly, there is the potential for increased liability exposure to Accolade, including as related to an employer's decision not to permit an employee to return to the workplace based on our service or if one of our customers has an outbreak of COVID-19 despite using our solution to plan their reopening.

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

The evolving effects of the COVID-19 pandemic and associated global economic instability may have adverse effects on our operations and negatively impact our business, financial condition, and results of operations.

Our business, financial condition, and results of operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the COVID-19 pandemic. The COVID-19 pandemic continues to affect various industries, the financial markets globally, which may lead to a further economic downturn and increased market volatility, as well as renewed orders to shelter in place, travel restrictions, and mandated business closures. It has also disrupted the normal operations of many businesses, including ours, and has continued for significantly longer than originally expected, resulting in greater potential impacts on the economy and our business. We have taken measures in response to the COVID-19 pandemic, including permitting employees to work from home, at least in part. If there are resurgences of the COVID-19 pandemic, including, for example, due to existing or new variants, we may experience increased demand on our Accolade Health Assistants and clinical specialists if our members are impacted by a contagious disease in large numbers. This increased demand could result in our failing to meet certain performance metrics set forth in contracts with our customers. Collectively or alone, these conditions could cause (1) increased absenteeism among our workforce (including resulting from sick time or increased use of Family Medical Leave Act and other leave) that could negatively affect our ability to provide our service despite our deployment of business continuity and disaster recovery plans enabling our workforce to work fully remotely from our offices, and/or (2) our customers or prospective customers decreasing headcount, benefits, or budgets, which could decrease corporate spending on our products and services, resulting in delayed sales cycles, a decrease in new customer acquisition, and/or loss of customers. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees. If our existing customers do not continue to renew their contracts with us, renew at lower fee levels, decline to purchase additional offerings from us, or terminate their contracts for convenience, our business could be harmed. While these risks may be offset by the value that Accolade can provide to customers and members during a health crisis, the impact on our business is still highly uncertain.

In addition, as we and other businesses consider the return of certain of our employees to our offices, the continued impact of the pandemic may increase employee concern about returning to work, which could lead to increased employee churn, dissatisfaction with our workplace, and potential litigation related to return to office mandates.

The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, economic instability resulting from the effects of the COVID-19 pandemic could materially affect our business and the value of our common stock.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information, primary member demographic information (e.g. name, address, date of birth, etc.), benefit plan eligibility information, and health information (including medical claims and other health records). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, state, federal, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. As a healthcare technology company, we are considered a business associate under HIPAA, and with the acquisition of PlushCare, our associated medical practices are considered HIPAA covered entities. As such, we execute business associate agreements with our customers, subcontractors, and trusted suppliers. HIPAA requires covered entities and business associates, such as us, and their covered subcontractors to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.

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

In addition to HIPAA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the Telephone Consumer Protection Act (TCPA) imposes specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax, or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines up to $1,500 per violation imposed through private litigation or by state authorities. Furthermore, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy

Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which become effective in 2023. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and, the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (AI) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. In addition to data privacy and security laws, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

These laws and regulations may also require additional compliance obligations relating to the transfer of data between Accolade and its subsidiaries. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area (EEA), such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” (SCCs) that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. Inability to transfer personal data from the European Union, Switzerland or United Kingdom to the United States or elsewhere, may restrict our activities in those jurisdictions and limit our ability to provide our products and services in those jurisdictions. Our response to these requirements globally may not meet the expectations of individual customers, affected data subjects, or other stakeholders, which could reduce the demand for our services. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

This complex, dynamic legal landscape regarding data privacy and security creates significant compliance issues for us and our customers and potentially exposes us to additional expense, adverse publicity and liability. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

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

Any of the foregoing consequences could have a material adverse effect on our reputation, business and our financial condition, including but not limited to: interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our existing and future offerings. Any of the foregoing consequences could harm our business.

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

As of February 28, 2022, we had U.S. federal net operating loss carryforwards (NOLs) of $422.5 million and state NOLs of $373.0 million. Under the Tax Act, as modified by the CARES Act, unused NOLs for the tax year ended February 28, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated in tax years beginning after December 31, 2017, which would be our tax year ended February 28, 2018 and thereafter, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible in the case of NOLs arising in taxable years ending after 2020 to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. As a result, if we earn net taxable income in future years, our NOLs arising in tax years ended February 28, 2018 and earlier may expire prior to being used, and our NOLs generated in later tax years will be subject to a percentage limitation. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes and to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceed 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our initial public offering or as a result of future events, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of one of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.

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

Risks Related to Ownership of Our Common Stock

We have in the past experienced a material weakness in our internal controls over financial reporting, and if we experience additional material weaknesses in the future or if we otherwise fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

In the third quarter of fiscal 2022, we identified a material weakness in internal control over financial reporting in connection with measuring the fair value of contingent consideration related to business combinations. In response, we have implemented additional processes to enhance our review and validation of key inputs to the valuation of contingent consideration arrangements. As such, we remediated this material weakness during the three months ended February 28, 2022.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. If any of our controls and systems do not perform as expected, we may experience additional material weaknesses in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional material weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and further ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is also required to formally attest to the effectiveness of our internal control over financial reporting, commencing with this Annual Report on Form 10-K. Our independent registered public accounting firm may issue reports that are adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating, or if it is not satisfied with our remediation of any identified material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our acquisition of PlushCare, we entered into a registration rights agreement with PlushCare’s existing security holders, pursuant to which we agreed that we would register the shares of common stock issued to such security holders in the merger. In July 2021, pursuant to this registration rights agreement, we filed a registration statement with the SEC to register for resale up to 7,117,051 shares of our common stock held by PlushCare’s existing security holders.

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

The terms of our existing credit agreement with Comerica Bank and the related collateral documents contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. These agreements require us to satisfy a specified minimum liquidity level at all times and to achieve certain minimum covenant revenue, as defined, on a trailing six-month basis. Our ability to meet financial covenants can be affected by events beyond our control, including as a result of economic downturns, and we may not be able to continue to meet these covenants. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in these agreements and/or the related collateral documents would result in an event of default under such agreements. Upon the occurrence of an event of default, Comerica Bank as administrative agent for the revolving lenders could elect to declare all amounts outstanding, if any, under the credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, Comerica Bank as administrative agent for the revolving lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under the loan documents. If Comerica Bank as administrative agent for the revolving lenders accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

We have a significant amount of debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.

Our ability to pay our debt when due or to refinance our indebtedness, including the 0.50% Convertible Senior Notes due 2026 we issued in March 2021 (the Notes), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In most instances it is at our discretion to settle the Notes for cash or the distribution of common stock; however, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for us in our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020, and subsequently in December 2020, the Continued Assistance for Unemployed Workers Act of 2020 (CARES Act II) was signed into law, extending certain provisions of the CARES Act and making other changes to the Tax Act. The CARES Act and CARES Act II modify certain of the changes made by the Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act, as amended by the CARES Act and CARES Act II, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, as amended by the CARES Act and CARES Act II, or any newly enacted federal tax legislation.

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

●             rumors and market speculation involving us, our customers, our competitors, or other companies in our industry;

●             actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●             actual, rumored, or anticipated developments in our business, our competitors' businesses, or the competitive landscape generally;

●             litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●             developments or disputes concerning our intellectual property or other proprietary rights;

●             any significant data breach involving our technology platform or data stored by us or on our behalf;

●             announced or completed acquisitions of businesses, commercial relationships, strategic partnerships, products, services, significant contracts or customers, or technologies by us or our competitors;

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

●             any significant change in our management; and

●             general economic, social, or political conditions and slow or negative growth of our markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have co-headquarters in Seattle, Washington at 1201 Third Avenue, Suite 1700, Seattle, WA 98101 and Plymouth Meeting, Pennsylvania at 660 West Germantown Pike, Suite 500, Plymouth Meeting, PA 19462. Our Seattle headquarters is leased pursuant to a lease that expires in 2030. Our Plymouth Meeting headquarters space is leased pursuant to a lease that expires in 2027. We also have offices located in Houston, Texas; San Francisco, California; Scottsdale, Arizona; and Prague, Czech Republic, pursuant to leases that expire at various dates through 2027. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3. Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings that arise in the ordinary course of business. Descriptions of certain legal proceedings to which we are a party are contained in Note 16, “Commitments and Contingencies,” to our consolidated financial statements included in this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ACCD.” Trading began on our common stock on July 2, 2020. Prior to that time, there was no public market for our common stock. There were 176 stockholders of record as of February 28, 2022. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

None.

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

Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock compared with the Nasdaq Composite Index, the Nasdaq Health Care Index (new industry index), and the S&P MidCap 400 Health Care Index (old industry index). We believe the new industry index better reflects companies relevant to our current business. The comparison begins on July 2, 2020, the date on which our common stock first began trading on the Nasdaq Global Select Market, and assumes an initial investment of $100.

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

Item 6. [Reserved]

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

Discussion and analysis of our fiscal year 2020, as well as the year-over-year comparison of our 2021 financial performance to 2020, have been omitted from this section and may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended February 28, 2021 and filed with the Securities and Exchange Commission (the SEC) on May 7, 2021. Our fiscal year ends on the last day of February, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

Overview

We provide personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade solutions in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. We also offer expert medical opinion services to employer customers and virtual primary care and mental health support, both directly to consumers and to employer customers. Our innovative platform combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, case management specialists, expert medical opinion providers, and virtual primary care physicians. We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our platform dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

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

In September 2021, we announced new solutions and new naming for the solutions described above. The new solutions – Accolade One and Accolade Care – combine the capabilities of Accolade’s historical navigation and advocacy solutions with our acquired primary care, mental health, and expert medical opinion services, augmented by artificial intelligence, machine learning, and data-driven recommendations. The new solutions are in their early stages of implementation, with initial customer implementations beginning in January 2022. Additionally, we announced new solution bundles incorporating all of our existing solutions to reflect the evolution and maturation of our offering portfolio. With these changes, our current offerings include:

●	Accolade Expert MD – Expert medical consultations that connect patients to highly qualified condition-specific specialists for both adult and pediatric care
●	Accolade Care – Integrated primary care and mental health support
●	Core and Plus – A benefits navigation and care solution designed to work with our customers’ existing benefits ecosystem, incorporating elements of all Accolade solutions including Advocacy, Accolade Expert MD, Accolade Care, and the Accolade partner ecosystem. Different offering configurations may also include member services, provider services, and an expanded set of clinical programs that address case and disease management to maximize member engagement and return on investment.
●	Accolade One – A value-based option that includes all of the Accolade solutions and the Accolade partner ecosystem with a pricing structure that includes a higher portion of revenues associated with outcomes-based measures

We were founded in 2007 and launched our initial offering in 2009. We have seen significant growth in recent years since the changes to our executive management team in 2015 and the subsequent investments we have made in product, technology, sales, and distribution. As of February 28, 2022, we had over 600 employer customers comprising more than 10 million members. Our customers represent a diversified set of industries, including media, technology, financial services, transportation, energy, and retail. Additionally, as of February 28, 2022, we had more than 100,000 consumers subscribed to virtual primary care services through our PlushCare solution.

In March 2021, we acquired 2nd.MD, a leading expert second opinion consultation and health care decision support company based in Houston, Texas. 2nd.MD provides a service that allows members to access board-certified national experts across the country for high-value consultations in a real-time video call or by phone in order to provide the member with a rapid second opinion on their medical condition enabling the member to make more informed decisions regarding significant and high-cost care decisions, such as whether to have surgery or elect to have a specific treatment. Under the terms of the agreement, we provided cash consideration of $226.1 million and issued 2,822,242 shares of our common stock at closing. We will issue 1,977,343 additional shares of our common stock to the selling shareholders of 2nd.MD subsequent to February 28, 2022 based on the resolution of contingent consideration under the terms of the agreement.

In June 2021, we acquired PlushCare, a provider of virtual primary care and mental health support. The addition of a primary care team extends our ability to improve clinical health outcomes for members and deliver additional cost savings for employers. Under the terms of the agreement, we provided cash consideration of $33.9 million and issued 7,144,393 shares of our common stock at closing. We will issue 1,327,445 additional shares of our common stock to the selling shareholders of PlushCare subsequent to February 28, 2022 based on the resolution of contingent consideration under the terms of the agreement. An additional 102,111 shares are withheld pending the resolution of a litigation matter.

In September 2021, we acquired substantially all the assets of HealthReveal, Inc. (HealthReveal). HealthReveal is a clinical artificial intelligence company focused on ensuring patients receive optimal, personalized chronic care to preempt adverse outcomes. Under the terms of the agreement, we issued 252,808 shares of common stock as consideration at closing. We may issue up to 28,089 additional shares of common stock that are subject to an indemnity holdback, and these shares will be released 18 months following the closing.

For the fiscal years ended February 28, 2022 and 2021, our total revenue was $310.0 million and $170.4 million, respectively, representing 82% year-over-year growth for fiscal year 2022 compared to fiscal year 2021. For the fiscal years ended February 28, 2022 and 2021, our net losses were $123.1 million and $50.7 million, respectively.

Our Business Model

We provide our solutions primarily to employers that deploy Accolade offerings to our members and to consumers who directly purchase our PlushCare virtual primary care services. We earn revenue from providing personalized health guidance solutions, expert medical opinion services, virtual primary care services, and mental health support to the members of our employer customers' health plans and to members of fully insured plans offered via health insurance companies. Our advocacy solutions are priced based on a recurring per-member-per-month (PMPM) fee, typically consisting of both a base fee and a performance-based fee component. As a result, generally, a portion of our potential revenue is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions. We typically achieve a substantial portion of the contractual performance metrics and realization in savings of healthcare spend. We also provide expert medical opinion services, which are typically charged on a PMPM or case rate basis, and virtual primary care and mental health support, which are typically priced on a fee per visit basis for consumers and a visit fee basis or PMPM plus visit fee basis for employer customers.

The primary cost of delivering our service includes the personnel costs of Accolade Health Assistants and clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, women's health specialists, case management specialists, expert medical opinion providers and virtual primary care physicians, as well as software and tools for telephony, workforce management, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of our solutions. As we support more customers with an increasing number of members over time, we expect that our support costs per member will decline due to economies of scale and improved operational efficiencies driven by continued enhancements of our technology platform and capabilities. We have experienced and expect to continue to achieve operational efficiencies realized from continued enhancements of our technology platform and capabilities.

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

In addition, we have strategically curated our offering portfolio to ensure we have a compelling value proposition at an appropriate price point that resonates with each identified customer segment. Based on our experience, the opportunity to cross-sell is meaningfully enhanced once a customer has been on-boarded onto our platform and has benefited from a measurable and compelling return on their investment. Our customer success team provides strategic insights, point solution recommendations, and day-to-day account support to our customers. They are focused on existing customer retention, cross-sell, and upsell.

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

We have demonstrated a consistent track record of product and technology innovation over time as evidenced by continuous improvement of our platform and new offerings. This innovation is driven by feedback we receive from our customers, industry experts, and the market generally. Our technology platform has enabled us to unbundle aspects of our core navigation capability to create various offerings for our customers, while integrating capabilities from our recent acquisitions to deliver our Personalized Healthcare solution that combines our core navigation with expert medical consultations and virtual primary care and mental health support. Our investments in product and technology have been focused on increasing the value we provide via our personalized member health guidance solutions and expanding the market segments we can serve with a portfolio of offerings and associated price points.

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

While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the ongoing COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our marketing efforts, and any decreases of workforce or benefits spending by our customers, all of which are uncertain and cannot be predicted. We have a diverse set of customers across a variety of industries. We may experience increased member attrition to the extent our existing customers reduce their respective workforces in response to changes in economic conditions. Any layoffs or reductions in employee headcounts by our employer customers would result in a reduction in our base and variable PMPM fees. When customer headcount reductions occur, we may not experience the impact of changes to our customers’ headcounts immediately because employees that are on furlough or are receiving continued health coverage pursuant to COBRA may still have access to our services during such periods and would be included in our member count.

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

Growth and Retention of Our Customer Base

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

Achievement of Performance-Based Revenue

In most of our contracts, a portion of our potential fee is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions, and thus we might record higher revenue in some quarters compared to others. Examples of performance metrics included in our customer contracts are achievement of specified member engagement levels, member satisfaction levels, and various operational metrics. Although we have earned over 90% of the aggregate maximum potential revenue under our contracts (measured on the corresponding calendar year basis) in fiscal years 2022 and 2021, our revenue and financial results in the future may vary as a result of our ability to earn this performance-based revenue. In addition, because our customers typically pay both the base PMPM fees and variable PMPM fees in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows.

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

Key Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance.

	February 28,
	2022	2021
Annual Contract Value (in millions)	$286.0	$211.5

	Year Ended
	February 28,
	2022	2021
Gross Dollar Retention	98%	99%

Annual Contract Value (ACV) — We believe ACV provides investors with useful information on period-to-period performance as evaluated by management, comparison with our past financial performance, and a view toward potential future financial performance. To calculate ACV, we treat each type of contract as detailed below.

Advocacy customers

ACV for advocacy customers represents the annualized value of our in-force contracts as of the measurement date, including base contractual revenue and the amount of performance-based variable revenue we expect to realize in the following fiscal year based on the number of members as of the measurement date and using a straight-line averaging of PMPM fees over the lives of the contracts. Over the past two complete fiscal years, we have realized in excess of 90% of the maximum contract value across our book of business. The ACV amounts included above for advocacy customers reflect 95% of the total revenue opportunity, consistent with the percentages realized in recent years. We also include the expected revenue share to be earned from ecosystem product partner arrangements. A large customer that indicated it would end its relationship with us following calendar year 2022 was included in advocacy ACV as of February 28, 2022 and 2021 and is not expected to be included in ACV as of February 28, 2023.

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

Expert Medical Opinion Customers

As a result of our acquisition of 2nd.MD in March 2021, ACV as of February 28, 2022 includes expert medical opinion customers. Pricing for expert medical opinion customers are either PMPM or per case. For contracts with PMPM pricing, we calculate ACV as the number of members multiplied by the applicable annualized rate. For contracts with case rate pricing, we calculate ACV as the expected utilization during the following fiscal year multiplied by the applicable per case rate.

Direct to Consumer Customers

We do not include any consumer subscription revenue or consumer virtual primary care visit fees in ACV, as these arrangements are generally terminable within 30 days by the consumer.

Gross Dollar Retention Rate (GDR) — Our ability to increase revenue depends in large part on our ability to retain our existing customers and their associated ACV. We typically enjoy a high rate of customer retention. For example, our GDR was 98% and 99% for the fiscal years ended February 28, 2022 and 2021, respectively. We monitor GDR specifically as it relates to our employer customers, as our employer customers represent our primary strategic focus and today account for approximately 98% of our ACV. We calculate GDR for a period by starting with the sum of the ACV from all employer customers as of the beginning of such period (beginning of period ACV); we then subtract the ACV associated with terminated employer customers during the period and divide the result by the beginning of period ACV. Due to a recent notice from a large customer indicating that it would end its relationship with us following calendar year 2022 and a to be negotiated transition services period, we expect a lower GDR in fiscal 2023 as compared to prior fiscal years.

Basis of Presentation and Components of Revenue and Expenses

We operate our business through a single reportable segment. We operate on a fiscal year ending at the end of February of each year, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

Revenue

We earn revenue from providing personalized health guidance solutions (advocacy), expert medical opinion services, virtual primary care services, and mental health support services to the members of our employer customers' health plans and to members of fully insured plans offered via health insurance companies. We also earn revenue from providing virtual primary care services and mental health support services directly to consumers. Our advocacy solutions are priced based on a recurring PMPM fee and frequently include both a base PMPM fee based on eligible members and a performance-based component. As a result, a portion of our potential fee is typically variable, subject to our achievement of performance metrics, the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions, and the number of eligible members during the respective period. Our expert medical opinion services are typically charged on a PMPM or case rate basis, and our virtual primary care and mental health support services are typically priced on a fee per visit basis for consumers and a visit fee basis or PMPM plus visit fee basis for employer customers.

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

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	Year Ended
	February 28,
	2022	2021

	(in thousands)
Revenue	$310,021	$170,358
Cost of revenue, excluding depreciation and amortization(1)	169,019	93,673
Operating expenses:
Product and technology(1)	83,664	49,955
Sales and marketing(1)	86,765	33,711
General and administrative(1)	99,106	31,584
Depreciation and amortization	42,608	8,212
Change in fair value of contingent consideration	(45,416)	—
Total operating expenses	266,727	123,462
Loss from operations	(125,725)	(46,777)
Interest expense, net	(2,905)	(3,724)
Other expense	(133)	(147)
Loss before income taxes	(128,763)	(50,648)
Income tax benefit (expense)	5,639	(4)
Net loss	$(123,124)	$(50,652)
(1)	The stock-based compensation expense included above was as follows:

	Year Ended
	February 28,
	2022	2021

	(in thousands)
Cost of revenue, excluding depreciation and amortization	$3,197	$948
Product and technology	18,744	3,387
Sales and marketing	12,822	2,376
General and administrative	38,176	2,865
Total stock-based compensation	$72,939	$9,576

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	Year Ended
	February 28,
	2022	2021
Revenue	100%	100%
Cost of revenue, excluding depreciation and amortization	55%	55%
Operating expenses:
Product and technology	27%	29%
Sales and marketing	28%	20%
General and administrative	32%	19%
Depreciation and amortization	14%	5%
Change in fair value of contingent consideration	(15)%
Total operating expenses	86%	72%
Loss from operations	(42)%	(28)%
Interest expense, net	(1)%	(2)%
Other expense	0%	0%
Loss before income taxes	(42)%	(30)%
Income tax expense	2%	0%
Net loss	(40)%	(30)%

Comparison of Fiscal Years Ended February 28, 2022 and 2021

Revenue

	Year Ended
	February 28,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Revenue	$310,021	$170,358	$139,663	82%

Revenue increased $139.7 million, or 82%, to $310.0 million for the fiscal year ended February 28, 2022, referred to as fiscal 2022, as compared to $170.4 million for the fiscal year ended February 28, 2021, referred to as fiscal 2021. The increase was attributable to growth in the number of customers served during fiscal 2022, as compared to fiscal 2021, driven by both organic growth and growth related to the acquisitions of 2nd.MD and PlushCare, which contributed approximately $48.8 million and $44.4 million in revenues during fiscal 2022, respectively.

Cost of revenue, excluding depreciation and amortization

	Year Ended
	February 28,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$169,019	$93,673	$75,346	80%

Cost of revenue, excluding depreciation and amortization increased $75.3 million, or 80%, to $169.0 million for fiscal 2022, as compared to $93.7 million for fiscal 2021. The increase was attributable primarily to cost of revenue incurred by 2nd.MD and PlushCare as well as an increase in personnel and related costs to serve the customer base which grew in fiscal 2022 as compared to fiscal 2021.

Operating expenses

	Year Ended
	February 28,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$83,664	$49,955	$33,709	67%
Sales and marketing	86,765	33,711	53,054	157%
General and administrative	99,106	31,584	67,522	214%
Depreciation and amortization	42,608	8,212	34,396	419%
Change in fair value of contingent consideration	(45,416)	—	(45,416)	N/A
Total operating expenses	$266,727	$123,462	$143,265	116%

Product and technology. Product and technology expense increased $33.7 million, or 67%, to $83.7 million for fiscal 2022, as compared to $50.0 million for fiscal 2021. The increase was primarily driven by increases in personnel added via the 2nd.MD and PlushCare acquisitions, along with the addition of personnel in product development, technology, and product management to support the development of new and existing offerings in connection with the expansion of our business.

Sales and marketing. Sales and marketing expense increased $53.1 million, or 157%, to $86.8 million for fiscal 2022, as compared to $33.7 million for fiscal 2021. The increase was primarily driven by increases in personnel added via the 2nd.MD and PlushCare acquisitions, digital marketing costs associated with customer acquisition spend related to PlushCare, along with an increase in the size of our direct sales force, account management, marketing, and supporting functions associated with the expansion of our business.

General and administrative. General and administrative expense increased $67.5 million, or 214%, to $99.1 million for fiscal 2022, as compared to $31.6 million for fiscal 2021. The increase was primarily due to the addition of general and administrative costs from the 2nd.MD and PlushCare businesses, $13.2 million of acquisition and integration-related costs incurred in fiscal 2022, and costs to operate as a public company.

Depreciation and amortization. Depreciation and amortization expense increased $34.4 million, or 419%, to $42.6 million for fiscal 2022, as compared to $8.2 million for fiscal 2021. The increase was primarily due to amortization of intangible assets acquired from 2nd.MD and PlushCare during fiscal 2022.

Change in fair value of contingent consideration. This operating expense represents the change in the fair value of the contingent consideration liabilities associated with the 2nd.MD and PlushCare acquisitions. For fiscal 2022, the change in fair value of contingent consideration decreased primarily due to a decrease in our stock price.

Interest expense, net

	Year Ended
	February 28,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Interest expense, net	$2,905	$3,724	$(819)	22%

Interest expense, net decreased $0.8 million, or 22%, to $2.9 million for fiscal 2022, as compared to $3.7 million for fiscal 2021. The decrease was primarily due to interest associated with our term loan and revolving credit agreement in fiscal 2021 that did not exist in fiscal 2022, partially offset by interest associated with the Convertible Senior Notes in fiscal 2022.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	Year Ended
	February 28,
	2022	2021

	(in thousands, except percentages)
Adjusted Gross Profit	$144,199	$77,633
Adjusted Gross Margin	46.5%	45.6%
Adjusted EBITDA	$(42,375)	$(26,939)

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

	Year Ended
	February 28(29),
	2022	2021

	(in thousands, except percentages)
Revenue	$310,021	$170,358
Less:
Cost of revenue, excluding depreciation and amortization	(169,019)	(93,673)
Gross profit, excluding depreciation and amortization	141,002	76,685

Add:
Stock-based compensation, cost of revenue	3,197	948
Adjusted Gross Profit	$144,199	$77,633
Gross margin, excluding depreciation and amortization	45.5%	45.0%
Adjusted Gross Margin	46.5%	45.6%

Gross margin, excluding depreciation and amortization, for fiscal 2022 increased to 45.5% from 45.0% for fiscal 2021 and Adjusted Gross Margin for fiscal 2022 increased to 46.5% from 45.6% for fiscal 2021. These increases were driven primarily by (i) higher margin offering mix and (ii) cost efficiencies realized through enhancements of our technology platform and workflows for fiscal 2022.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	Year Ended
	February 28,
	2022	2021

	(in thousands)
Net Loss	$(123,124)	$(50,652)
Adjusted for:
Interest expense, net	2,905	3,724
Income tax expense (benefit)	(5,639)	4
Depreciation and amortization	42,608	8,212
Stock-based compensation	72,939	9,576
Acquisition and integration-related costs	13,219	2,050
Change in fair value of contingent consideration	(45,416)	—
Other expense	133	147
Adjusted EBITDA	$(42,375)	$(26,939)

Liquidity and Capital Resources

We had cash and cash equivalents of $365.9 million as of February 28, 2022. Our cash equivalents are comprised primarily of cash and money market accounts held at banks and U.S. treasury bills with original maturities of less than three months.

Our Debt Arrangements

In March 2021, we issued an aggregate of $287.5 million principal amount of 0.50% Convertible Senior Notes due 2026 (the Notes), including the exercise in full by the initial purchasers of their option to purchase up to an additional $37.5 million aggregate principal amount of the Notes, pursuant to an Indenture dated as of March 29, 2021 (the Indenture), between us and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The

Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019. The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings is at LIBOR plus 350 basis points (prior to December 31, 2021) or the lending institution's base rate plus 250 basis points, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have an outstanding letter of credit to serve as an office landlord security deposit in the amount of $1.1 million. This letter of credit is secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $78.9 million.

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

We were in compliance with all such applicable covenants as of February 28, 2022, and believe we are in compliance as of the date of this Annual Report on Form 10-K. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

Material Cash Requirements

As of February 28, 2022, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:

●	Principal and interest obligations on convertible debt – As discussed in detail above, the $287.5 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 10 to our consolidated financial statements for more details.
●	Operating leases – We have entered into operating leases, primarily for office space. See Note 7 to our consolidated financial statements for more details.
●	Other purchase obligations – We have entered into certain arrangements that include obligations to make significant future purchases. The majority of these purchases are not expected to be made over the next 12 months. See Note 16 to our consolidated financial statements for more details.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	February 28,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(62,350)	$(25,232)
Net cash used in investing activities	(263,613)	(2,423)
Net cash provided by financing activities	257,932	428,384

Operating Activities.

Net cash used in operating activities increased by $37.1 million to $62.4 million during fiscal 2022 from $25.2 million during fiscal 2021, primarily due to higher net loss, which included $13.2 million in acquisition and integration-related charges, as well as changes in accounts receivable and accrued compensation, partially offset by changes in deferred revenue and due to customers.

Investing Activities.

Net cash used in investing activities increased by $261.2 million to $263.6 million during fiscal 2022 from $2.4 million during fiscal 2021, primarily due to cash paid for the acquisitions, net of cash acquired, of 2nd.MD and PlushCare in fiscal 2022.

Financing Activities.

Net cash provided by financing activities decreased by $170.5 million to $257.9 million during fiscal 2022 from $428.4 million during fiscal 2021, primarily due to the absence of proceeds from our public offerings which occurred in the prior year and the purchase of capped calls associated with the Convertible Senior Notes, partially offset by the issuance of the Convertible Senior Notes.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. We did not have any other off-balance sheet arrangements, except to the extent reflected under “— Material Cash Requirements” above and in Note 16 to our consolidated financial statements.

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations. as well as the specific manner in which we apply those principles. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K. We have listed below our critical accounting estimates that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments, and estimates relative to our critical accounting estimates have not differed materially from actual results.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We generate revenue by providing customers access to our advocacy, expert medical opinion, and virtual primary care and mental health support services, as well as through utilization of our expert medical opinion and virtual primary care and mental health support services that were acquired through the acquisitions of 2nd.MD and PlushCare. Contracts with customers that include expert medical opinion or virtual primary care and mental health support services may contain either an access fee, a utilization-based fee, or both.

In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we recognize revenue when control of the promised services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Accordingly, we determine revenue recognition through the following steps:

●	identification of the contract, or contracts with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contracts; and
●	recognition of revenue when, or as, the Company satisfies a performance obligation.

At contract inception, we assess the type of services being provided and assess the performance obligations in the contract. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on overall pricing objectives, taking into consideration market conditions and other factors, using an expected cost plus margin approach. We considered the variable consideration allocation exception in ASC 606 and concluded that such exception for allocating variable consideration to distinct performance obligations or distinct time periods within a series was not met primarily due to variability in per-member-per-month (PMPM) pricing.

The majority of fees earned by us is considered to be variable consideration due to both the uncertainty regarding the total number of members, consultations or visits for which we will invoice the customer, as well as the variable PMPM fees that are dependent upon the achievement of performance metrics and/or healthcare cost savings. Performance metrics are measured monthly, quarterly, or annually, and with respect to the achievement of healthcare cost savings targets, annually (typically measured on a calendar year basis). Accordingly, at contract inception and on an ongoing basis, as part of our estimate of the transaction price, we determine whether any such fees should be constrained, and we include the estimated consideration for those fees to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur (and is therefore considered to be unconstrained). On an ongoing basis, we reassess our estimates for variable consideration, which can change based upon our assessment of the achievement of performance metrics and healthcare cost savings, as well as the number of members, consultations, or visits.

Access Fees

We generate revenue primarily from contracts with customers to access our advocacy, expert medical opinion, and virtual primary care and mental health support services. We price access fees primarily using a recurring PMPM fee, typically with a portion of the fee calculated as the product of a fixed rate times the number of members (fixed PMPM fee), plus a variable PMPM fee calculated as the product of a variable rate times the number of members (variable PMPM fee). The fees associated with the variable PMPM fee can be earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from the use of our services. Collectively, the fixed PMPM fee and variable PMPM fee are referred to as the total PMPM fee. Our PMPM pricing varies by contract. In certain contracts, the maximum total PMPM fee varies during the contract term (total PMPM rate increases or decreases annually), while in other contracts, the total PMPM maximum fee is consistent over the term, yet the fixed and variable portions vary. For example, in certain contracts the fixed PMPM fee increases on an annual basis while the variable PMPM fee decreases on an annual basis, resulting in the same total PMPM fee throughout the term of the contract. The PMPM fees for expert medical opinion and virtual primary care and mental health support services may be tiered based upon the customer’s utilization.

Access to our services represents a single stand-ready performance obligation. Our contracts include stand-ready services to provide eligible participants with access to our services and to perform an unspecified quantity of interactions with members during the contract period. Accordingly, our services are generally viewed as stand-ready performance obligations comprised of a series of distinct daily services that are substantially the same and have the same pattern of transfer. Generally, we satisfy these performance obligations over time and recognize revenue related to our services as the services are provided using a measure of progress based upon the actual number of members eligible for the service during the respective period as a percentage of the estimated members expected to be eligible for the service over the term of the contract. We believe a measure of progress based on the number of members is the most appropriate measurement of control of the services being transferred to the customer as the amount of internal resources necessary to stand ready is directly correlated to the number of members who can use the services.

For the majority of expert medical opinion services, we satisfy these performance obligations over time and recognize revenue in the amount of consideration for which we have the right to invoice using the as-invoiced practical expedient. Access fees also include access to our virtual primary care and mental health support services sold directly to consumers on a monthly or yearly fixed fee subscription basis. For these services, we satisfy these stand-ready performance obligations over time and recognize revenue ratably over the subscription period.

Utilization-based fees

We also generate revenue when members utilize the expert medical opinion and virtual primary care and mental health support services that are billed based on utilization. Many, but not all, contracts with customers contain utilization-based fees. For any utilization-based fees, we satisfy these performance obligations over time and recognize revenue in the amount of consideration for which we have the right to invoice using the as-invoiced practical expedient for any consultations or visits sold to enterprise customers as well as any non-insured consultations or visits related to virtual primary care and mental health support services sold directly to consumers. For any consultations or visits that are paid through insurance claims, we recognize revenue as the consultations and visits occur in an amount that reflects the consideration that is expected based upon then-current prices and historical experience from insurance payors.

Stock-Based Compensation

We estimate the fair value of our stock options using the Black-Scholes option pricing model. This requires the input of subjective assumptions, including the fair value of our underlying common stock (prior to our IPO), the expected term of stock options, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock, the most critical of which, prior to our IPO, was the estimated fair value of common stock. The assumptions used in our option pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. The resulting fair value, net of actual forfeitures, is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.

Prior to our IPO, our board of directors periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of our preferred and common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issues as Compensation. Since the closing of the IPO, our board of directors has determined the per share fair value of the Company’s common stock based on the closing price as reported by the Nasdaq Global Select Market on the date of grant.

The subjective assumption used in the Black-Scholes option pricing model, other than the fair value of our common stock (prior to our IPO), is estimated as follows:

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

Accounting for Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As of February 28, 2022, we had $577.9 million of goodwill recorded on our consolidated balance sheet. For the purposes of impairment testing, we have determined that we have one reporting unit. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If that is the case, we perform a quantitative impairment test. We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, or more frequently whenever an event or change in circumstances indicates that the asset may be impaired. In performing our evaluation, we assess qualitative factors such as overall financial performance of our reporting unit, anticipated changes in industry and market structure, and the competitive and regulatory environment. No indicators of impairment were identified during the fiscal year ended February 28, 2022 that required us to perform an interim assessment or recoverability test.

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

Recently Issued and Adopted Accounting Pronouncements

For more information on recently issued and adopted accounting pronouncements, see Note 2 in the accompanying Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company Status

Prior to February 28, 2022, we were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Based on the market value of our common stock held by non-affiliates as of August 31, 2021, we have met the conditions to be deemed a “large accelerated filer” as of February 28, 2022 and are consequently no longer an emerging growth company as of that date and for purposes of filing this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We had cash and cash equivalents of $365.9 million and $433.9 million as of February 28, 2022 and 2021, respectively. Our cash equivalents are comprised primarily of cash and money market accounts held at banks and U.S. treasury bills with original maturities of less than three months. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of external financial statements in accordance with U.S. generally accepted accounting principles.

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of February 28, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of February 28, 2022.

The Company acquired Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD) and PlushCare, Inc. (PlushCare) during the fiscal year ended February 28, 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022, Innovation Specialists LLC d/b/a 2nd.MD and PlushCare, Inc.’s internal controls over financial reporting associated with approximately 23% of total assets and approximately 30% of total revenue included in the consolidated financial statements of the Company as of and for the year ended February 28, 2022. We are in the process of incorporating 2nd.MD and PlushCare into our system of internal control over financial reporting.

KPMG LLP, the Company’s independent registered public accounting firm, was appointed by the Board of Directors and ratified by our Company’s stockholders to render an opinion regarding our internal control over financial reporting, which appears below.

Changes in Internal Control Over Financial Reporting

In the third quarter of fiscal 2022, we identified a material weakness in internal control over financial reporting in connection with measuring the fair value of contingent consideration related to business combinations. In response, we have implemented additional measures to enhance our review and validation of key inputs to the valuation of contingent consideration arrangements. As such, this material weakness was remediated as of February 28, 2022.

Except as noted above related to the Company’s acquisitions, and the remediation efforts discussed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Accolade, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Accolade, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2022 and 2021, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended February 28, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated May 2, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Innovation Specialists LLC d/b/a 2nd.MD and PlushCare, Inc. during fiscal year ended February 28, 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022, Innovation Specialists LLC d/b/a 2nd.MD and PlushCare, Inc.’s internal control over financial reporting associated with 23% of total assets and 30% of total revenues included in the consolidated financial statements of the Company as of and for the year ended February 28, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Innovation Specialists LLC d/b/a 2nd.MD and PlushCare, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Philadelphia, Pennsylvania

May 2, 2022

Item 9B. Other Information

On April 28, 2022, we entered into Equity Vesting Acceleration Agreements with each of our named executive officers (the Equity Vesting Acceleration Agreements). The Equity Vesting Acceleration Agreements provide that in the event that a named executive officer’s employment terminates within 12 months following a Corporate Transaction (as defined in our 2020 Equity Incentive Plan) or two months preceding a Corporate Transaction, in each case resulting from (a) the Company terminating such named executive officer for any reason other than Cause (as defined in our 2020 Equity Incentive Plan) or (b) such named executive officer voluntarily resigns for Good Reason (as defined in the Equity Vesting Acceleration Agreements), then each of such named executive officer’s then outstanding unvested equity awards, including awards that otherwise vest only upon satisfaction of performance criteria, shall accelerate and become exercisable with respect to 100% of the then unvested shares subject to such equity awards.

Such severance benefits are conditional on such named executive officer delivering, and not revoking, in the form provided by the Company, a general release of claims against the Company or persons affiliated with the Company and allowing such release to become effective.

The summary of the Equity Vesting Acceleration Agreement is qualified in its entirety by reference to the text of the Equity Vesting Acceleration Agreement which will be filed with the SEC as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, and the information to be included in the 2022 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” if applicable, in our 2022 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation—Compensation Discussion and Analysis” and “Director Compensation” in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions With Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” in our 2022 Proxy Statement.

Part IV

Item 15. Exhibit and Financial Statement Schedules

The following documents are filed as part of this report:

1.	The consolidated financial statements of Accolade, Inc. and subsidiaries are included beginning from the section titled “Index to Consolidated Financial Statements” commencing on page F-1.
2.	All financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.
3.	The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger by and among the Registrant, Maestro Merger Sub, LLC, Innovation Specialists LLC D/B/A 2nd.MD and Shareholder Representative Services, LLC dated January 14, 2021	8-K	001-39348	2.1	March 4, 2021
2.2†	Agreement and Plan of Merger, dated April 22, 2021, by and among Registrant, Panda Merger Sub, Inc., PlushCare, Inc., and Fortis Advisors LLC, as stockholder representative, as amended	8-K	001-39348	2.1	June 10, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39348	3.1	July 10, 2020
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-236786	3.4	February 28, 2020
4.1	Form of common stock certificate of the Registrant	S-1	333-236786	4.1	February 28, 2020
4.2	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant and Certain of Its Stockholders, dated October 2, 2019	S-1	333-236786	4.2	February 28, 2020
4.3	Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated June 9, 2021	8-K	001-39348	4.1	June 10, 2021
4.4	Indenture, dated as of March 29, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-39348	4.1	March 29, 2021
4.5	Form of Global Note, representing the Registrant’s 0.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to this 10-K).	8-K	001-39348	4.2	March 29, 2021
4.6	Description of the Registrant’s Securities	10-K	001-39348	4.6	May 7, 2021
10.1*	Accolade, Inc. Amended and Restated 2007 Stock Option Plan, and forms of agreements thereunder	S-1	333-236786	10.1	June 16, 2020
10.2*	Accolade, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder	S-1	333-236786	10.2	June 16, 2020
10.3*	Accolade, Inc. 2020 Employee Stock Purchase Plan	S-1	333-236786	10.3	June 16, 2020
10.4*	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer	S-1	333-236786	10.4	February 28, 202

10.5*	Employment Agreement by and between the Registrant and Rajeev Singh dated October 2015	S-1	333-236786	10.5	February 28, 2020
10.6*	Offer Letter by and between the Registrant and Stephen Barnes dated December 1, 2014	S-1	333-254291	10.6	March 15, 2021
10.7*	Offer Letter by and between the Registrant and Robert Cavanaugh dated October 26, 2015	S-1	333-236786	10.7	February 28, 2020
10.8	Credit Agreement by and among the Registrant, Comerica Bank and Western Alliance Bank dated July 19, 2019	S-1	333-236786	10.11	February 28, 2020
10.9+	First Amendment to Credit Agreement dated August 21, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	August 25, 202
10.10	Second Amendment to Credit Agreement dated September 11, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	10-Q	001-39348	10.8	October 14, 2020
10.11	Third Amendment to Credit Agreement dated November 6, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	November 9, 2020
10.12+	Fourth Amendment to Credit Agreement dated March 2, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	March 4, 2021
10.13	Fifth Amendment to Credit Agreement dated March 23, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	10-K	001-39348	10.13	May 7, 2021
10.14	Sixth Amendment to Credit Agreement dated May 26, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	June 1, 2021
10.15	Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated February 22, 2007	S-1	333-236786	10.14	February 28, 2020
10.16	First Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated July 24, 2008	S-1	333-236786	10.15	February 28, 2020
10.17	Second Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated March 3, 2009	S-1	333-236786	10.16	February 28, 2020

10.18	Third Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated August 5, 2010	S-1	333-236786	10.17	February 28, 2020
10.19	Fourth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated August 10, 2011	S-1	333-236786	10.18	February 28, 2020
10.20	Fifth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated January 31, 2012	S-1	333-236786	10.19	February 28, 2020
10.21	Sixth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated March 7, 2012	S-1	333-236786	10.20	February 28, 2020
10.22	Seventh Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated October 23, 2012	S-1	333-236786	10.21	February 28, 2020
10.23	Eighth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated December 1, 2017	S-1	333-236786	10.22	February 28, 2020
10.24	Office Lease by and Between the Registrant and 1201 Tab Owner, LLC dated May 28, 2019	S-1	333-236786	10.31	February 28, 2020
10.25*	Amended and Restated Non-Employee Director Compensation Policy	S-1	333-254291	10.31	March 15, 2021
10.26*	Master Services Agreement by and between United Healthcare Services, Inc. and Innovation Specialists, LLC d/b/a 2nd.MD dated December 19, 2016.	S-1/A	333-254291	10.32	April 1, 2021
10.27*	Statement of Work No. 3 to the Master Services Agreement by and Between United Healthcare Services, Inc. and Innovation Specialists, LLC d/b/a 2nd.MD dated September 1, 2019.	S-1/A	333-254291	10.33	March 15, 2021
21.1	Subsidiaries of the Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Indicates management contract or compensatory plan.

† We have omitted schedules and similar attachments to the subject agreement pursuant to Item 601 of Regulation S-K. We will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

+ Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 2, 2022.

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

Signature	Title	Date

/s/ Rajeev Singh	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 2, 2022
Rajeev Singh
/s/ Stephen Barnes	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2022
Stephen Barnes
/s/ Elizabeth Nabel	Director	May 2, 2022
Elizabeth Nabel
/s/ Jeff Brodsky	Director	May 2, 2022
Jeff Brodsky
/s/ Jeffrey Jordan	Director	May 2, 2022
Jeffrey Jordan
/s/ Cindy Kent	Director	May 2, 2022
Cindy Kent
/s/ Peter Klein	Director	May 2, 2022
Peter Klein

/s/ Dawn Lepore	Director	May 2, 2022
Dawn Lepore
/s/ Thomas Neff	Director	May 2, 2022
Thomas Neff
/s/ Patricia Wadors	Director	May 2, 2022
Patricia Wadors

ACCOLADE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Accolade, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Accolade, Inc. and subsidiaries (the Company) as of February 28, 2022 and 2021, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended February 28, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 2, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2(t) to the consolidated financial statements, the Company has changed its method of accounting for leases as of March 1, 2021 due to the adoption of Accounting Standards Update 2016-02, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of customer relationships intangible asset

As discussed in Note 4 to the consolidated financial statements, the Company completed the acquisition of Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD) during the year ended February 28, 2022. The fair value of the consideration transferred for the acquired business was $420,090 thousand, of which $120,000 thousand was allocated to a customer relationships intangible asset. The fair value of the identified customer relationships intangible asset was estimated using an income approach valuation model, which required the Company to make assumptions regarding estimated future cash flows and the discount rate.

We identified the assessment of the fair value of the customer relationships intangible asset acquired in the 2nd.MD business combination as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the revenue projections in the Company’s cash flow forecast and the discount rate assumptions used to determine the fair value of the customer relationships intangible asset, as changes to those assumptions could have had a significant effect on the Company’s estimate of fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including a control related to the revenue projections and the discount rate assumptions used to determine the fair value of the customer relationships intangible asset. We evaluated the Company’s revenue projections by comparing them to (1) historical results of 2nd.MD and the Company, (2) forecasted growth rates in an industry report, and (3) historical growth rates of comparable companies. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company’s discount rate by performing a parallel analysis and comparing the results used to the Company’s calculation.

Revenue recognition – variable consideration related to healthcare cost savings

As discussed in Note 2 to the consolidated financial statements, the Company provides advocacy services to its customers and earns revenue from the realization of healthcare cost savings resulting from the members’ utilization of the Company’s services. The Company prices its services using recurring per-member-per month (PMPM) fees and those fees related to healthcare cost savings are considered to be variable consideration. The Company includes the variable consideration related to the realization of healthcare cost savings in its estimate of the transaction price when it is probable that a significant reversal of cumulative revenue will not occur.

We identified the evaluation of the variable consideration recognized by the Company related to the achievement of healthcare cost savings as a critical audit matter. A high degree of challenging auditor judgment was required to evaluate the achievement of healthcare cost savings.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue process, including a control related to the variable consideration recognized based on the achievement of healthcare cost savings with its customers. We read a selection of contracts to assess the completeness and existence of any variable consideration associated with the achievement of healthcare cost savings. For a selection of contracts, we confirmed with the Company’s customers or inspected other supporting documentation that the relevant healthcare cost savings were achieved as of the fiscal year end.

/s/ KPMG LLP

We have served as the Company's auditor since 2008.

Philadelphia, Pennsylvania

May 2, 2022

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	February 28,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$365,853	$433,884
Accounts receivable, net	21,116	9,112
Unbilled revenue	9,685	2,725
Current portion of deferred contract acquisition costs	3,015	2,210
Current portion of deferred financing fees	—	93
Prepaid and other current assets	9,468	5,957
Total current assets	409,137	453,981
Property and equipment, net	11,797	9,227
Operating lease right-of-use assets	33,126	—
Goodwill	577,896	4,013
Intangible assets, net	244,690	604
Deferred contract acquisition costs	7,205	6,067
Other assets	1,678	1,618
Total assets	$1,285,529	$475,510
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,837	$7,390
Accrued expenses and other current liabilities	11,000	5,412
Accrued compensation	39,189	35,379
Due to customers	16,263	5,015
Current portion of deferred revenue	30,875	25,879
Current portion of operating lease liabilities	6,589	—
Total current liabilities	111,753	79,075
Loans payable, net of unamortized issuance costs	280,666	—
Operating lease liabilities	32,486	—
Deferred rent and other noncurrent liabilities	4,562	5,192
Deferred revenue	268	395
Total liabilities	429,735	84,662
Commitments and Contingencies (note 16)
Stockholders’ equity (deficit)
Common stock par value $0.0001; 500,000,000 shares authorized; 67,098,477 and 55,699,052 shares issued and outstanding at February 28, 2022 and 2021, respectively	7	6
Additional paid‑in capital	1,350,431	762,362
Accumulated deficit	(494,644)	(371,520)
Total stockholders’ equity (deficit)	855,794	390,848
Total liabilities and stockholders’ equity (deficit)	$1,285,529	$475,510

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Fiscal Year Ended February 28(29),
	2022	2021	2020
Revenue	$310,021	$170,358	$132,507
Cost of revenue, excluding depreciation and amortization	169,019	93,673	73,685
Operating expenses:
Product and technology	83,664	49,955	42,306
Sales and marketing	86,765	33,711	30,050
General and administrative	99,106	31,584	26,154
Depreciation and amortization	42,608	8,212	8,516
Change in fair value of contingent consideration	(45,416)	—	—
Total operating expenses	266,727	123,462	107,026
Loss from operations	(125,725)	(46,777)	(48,204)
Interest expense, net	(2,905)	(3,724)	(2,925)
Other expense	(133)	(147)	(107)
Loss before income taxes	(128,763)	(50,648)	(51,236)
Income tax benefit (expense)	5,639	(4)	(129)
Net loss	$(123,124)	$(50,652)	$(51,365)
Net loss per share, basic and diluted	$(1.93)	$(1.72)	$(9.13)
Weighted‑average common shares outstanding, basic and diluted	63,823,270	29,370,594	5,626,713

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except shares)

			Stockholders’ Equity (Deficit)
	Convertible				Additional
	Preferred Stock		Common stock		paid‑in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, March 1, 2019	18,640,901	$214,664	3,616,549	$1	$38,881	$(269,503)	$(230,621)
Sale of Series F preferred stock, net	873,038	18,358	—	—	—	—	—
Issuance of common stock warrants in connection with sale of Series F preferred stock	—	—	—	—	1,585	—	1,585
Issuance of common stock in connection with acquisition	—	—	289,320	—	6,164	—	6,164
Issuance of common stock warrants in connection with July 2019 debt	—	—	—	—	779	—	779
Issuance of common stock in connection with joint development agreement	—	—	251,211	—	3,869	—	3,869
Exercise of stock options and common stock warrants	—	—	1,876,370	1	6,791	—	6,792
Stock‑based compensation expense	—	—	—	—	6,002	—	6,002
Net loss	—	—	—	—	—	(51,365)	(51,365)
Balance, February 29, 2020	19,513,939	$233,022	6,033,450	$2	$64,071	$(320,868)	$(256,795)
Exercise of stock options and common stock warrants and vesting of restricted stock units	—	—	1,342,801	—	9,272		9,272
Issuance of common stock in initial public offering, net of issuance costs of $4,596	—	—	11,526,134	1	231,227	—	231,228
Conversion of preferred stock into common stock	(19,513,939)	(233,022)	29,479,521	2	233,020	—	233,022
Automatic exercise of warrants into common stock in connection with initial public offering	—	—	1,401,836	—	—	—	—
Issuance of common stock in follow-on public offering, net of issuance costs of $600	—	—	5,750,000	1	208,046	—	208,047
Issuance of stock options to satisfy bonus obligation	—	—	—	—	5,735	—	5,735
Issuance of common stock in connection with 2019 acquisition	—	—	97,812	—	156	—	156
Issuance of common stock in connection with the employee stock purchase plan	—	—	67,498	—	1,259	—	1,259
Stock‑based compensation expense	—	—	—	—	9,576		9,576
Net loss	—	—	—	—	—	(50,652)	(50,652)
Balance, February 28, 2021	—	$—	55,699,052	$6	$762,362	$(371,520)	$390,848
Issuance of common stock in connection with acquisitions	—	—	10,219,443	1	456,592	—	456,593
Issuance of replacement awards in connection with acquisitions	—	—	—	—	6,729	—	6,729
Contingent share earnout in connection with acquisitions	—	—	—	—	73,481	—	73,481
Exercise of stock options and vesting of restricted stock units	—	—	1,039,144	—	8,522	—	8,522
Purchase of capped calls	—	—	—	—	(34,503)	—	(34,503)
Issuance of common stock in connection with the employee stock purchase plan	—	—	140,838	—	4,309	—	4,309
Stock‑based compensation expense	—	—	—	—	72,939	—	72,939
Net loss	—	—	—	—	—	(123,124)	(123,124)
Balance, February 28, 2022	—	$—	67,098,477	$7	$1,350,431	$(494,644)	$855,794

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended February 28(29),
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(123,124)	$(50,652)	$(51,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	42,608	8,212	8,516
Amortization of deferred contract acquisition costs	2,945	1,657	985
Change in fair value of contingent consideration	(45,416)	—	—
Deferred income taxes	(6,132)	—	—
Noncash interest expense	1,673	2,252	834
Noncash bonus	—	—	5,884
Loss on disposal of equipment	—	—	299
Stock‑based compensation expense	72,939	9,576	6,002
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(11,829)	(10,648)	(683)
Accounts payable and accrued expenses	(1,899)	2,991	5,838
Deferred contract acquisition costs	(4,148)	(4,690)	(2,399)
Deferred revenue and due to customers	13,986	(2,700)	2,286
Accrued compensation	(2,519)	16,356	(1,671)
Deferred rent and other liabilities	(106)	(505)	220
Other assets	(1,328)	2,919	(8,993)
Net cash used in operating activities	(62,350)	(25,232)	(34,247)
Cash flows from investing activities:
Purchase of marketable securities	(99,998)	—	—
Sale of marketable securities	99,998	—	—
Capitalized software development costs	(1,096)	(374)	—
Purchases of property and equipment	(2,521)	(1,991)	(3,315)
Cash paid for acquisitions, net of cash acquired	(259,996)	—	(206)
Earnout payments to MD Insider	—	(58)	—
Net cash used in investing activities	(263,613)	(2,423)	(3,521)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriters' discounts and commissions and offering costs	—	439,410	—
Proceeds from sale of preferred stock, net	—	—	19,943
Proceeds from stock purchases under employee stock purchase plan	4,703	2,379	—
Proceeds from stock option and warrant exercises	8,600	9,348	6,619
Payments of equity issuance costs	(60)	—	—
Payment of debt issuance costs	(8,368)	—	—
Payment for purchase of capped calls	(34,443)	—	—
Proceeds from borrowings on debt	287,500	51,166	1,660
Repayments of debt principal	—	(73,166)	—
Payments related to debt retirement	—	(753)	—
Net cash provided by financing activities	257,932	428,384	28,222
Net increase (decrease) in cash and cash equivalents	(68,031)	400,729	(9,546)
Cash and cash equivalents, beginning of period	433,884	33,155	42,701
Cash and cash equivalents, end of period	$365,853	$433,884	$33,155
Supplemental cash flow information:
Interest paid	$930	$2,296	$2,391
Issuance of stock options in lieu of cash bonus	$—	$5,735	$—
Fixed assets included in accounts payable	$161	$232	$45
Other receivable related to stock option exercises	$4	$97	$173
Income taxes paid	$122	$149	$55
Common stock issued in connection with acquisitions	$455,586	$156	$6,164
Replacement awards issued in connection with acquisitions	$6,729	$—	$—
Offering costs included in prepaid assets and accounts payable and accrued expenses	$—	$—	$3,042
Common stock issued in connection with joint development agreement	$—	$—	$3,869
Common stock warrants issued in connection with debt	$—	$—	$779

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

(c)COVID-19

Due to the government-imposed quarantines and other public health safety measures put into place in March 2020, COVID-19 has caused disruption in the markets where the Company sells its offerings and related services. Although the Company has not experienced any significant financial impact as a result of the COVID-19 pandemic, there continues to be uncertainty as to the extent to which the COVID-19 pandemic may adversely impact its business and operations, and the Company will continue to closely monitor for any changes to the Company’s operations and the operations of its customers.

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

(2) Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

Accolade’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The PCs are variable interest entities (VIE) to the Company. Under Accounting Standards Codification Subtopic 810 – Consolidation, the Company is considered the PC’s primary beneficiary because the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and absorbs the residual benefits and losses from the VIE’s operations. Consequently, the Company consolidates the operations of the PCs. PC assets were $17,838 as of February 28, 2022. These assets consisted primarily of cash of $16,137 and accounts receivable of $1,654, which may only be used to settle the obligations of the PCs. PC liabilities were $10,490 as of February 28, 2022.

The PCs and the Company are independent entities, and as such creditors of the PCs do not have recourse against the Company in the event of default by the PC. Additionally, the PC’s non-cash assets are available to the Company to satisfy obligations or for other corporate purposes.

(b)Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the fair value of assets acquired and liabilities assumed for business combinations, unbilled revenues and deferred revenues, certain accrued expenses, stock-based compensation, assessment of the useful life and recoverability of long-lived assets, income taxes, disclosure of contingent assets and liabilities at the date of the consolidated financial statements assessment of the recoverability of goodwill, and the reported amounts of revenues and expenses during the reporting period. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected.

(c)Comprehensive Loss

For the fiscal years ended February 28(29), 2022, 2021, and 2020, there was no difference between comprehensive loss and net loss.

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

Cash and cash equivalents is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less. Cash equivalents consist of investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these instruments.

(f)	Marketable Securities

The Company classifies its marketable securities as available-for-sale, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at fair market value. The total unrecognized gain related to the marketable securities was inconsequential during the year ended February 28, 2022.

(g)Accounts Receivable and Unbilled Revenue

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company records unbilled revenue for services performed on contracts for amounts not yet billed to customers.

(h)Property and Equipment

Property and equipment are recorded at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives.

Useful lives for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Office equipment and furniture			7	years
Computer equipment	3	-	5	years
Computer software	3	-	5	years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

(i)Capitalized Internal-Use Software Costs

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

For the fiscal years ended February 28(29), 2022, 2021, and 2020, the Company capitalized $1,096, $374, and $3,005, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the fiscal years ended February 28(29), 2022, 2021, and 2020 was $2,387, $4,560, and $4,533, respectively.

(j)Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. There were no impairment charges recorded during the fiscal years ended February 28(29), 2022, 2021, and 2020.

(k)Intangible Assets

The Company has acquired intangible assets through various acquisitions. Intangible assets are recorded at fair value on the date of acquisition and are subject to amortization over the estimated useful lives of each asset. Estimates of fair value and useful lives are based on historical factors, current circumstances, and the experience and judgment of management. Estimates and assumptions used to value intangible assets are evaluated by management on an ongoing basis.

The caption “Acquired technology, net” included on the balance sheet in previous filings was changed to “Intangible assets, net” during the year ended February 28, 2022.

(l)Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit.

The Company performs its annual goodwill impairment test on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded.

The Company’s annual goodwill impairment test resulted in no impairment charges in the fiscal years ended February 28(29), 2022, 2021, and 2020.

(m)Revenue and Deferred Revenue

Revenue Recognition

The Company generates revenue by providing customers access to its advocacy, expert medical opinion, and virtual primary care and mental health support services, as well as through utilization of its expert medical opinion and virtual primary care and mental health support services that were acquired through the acquisitions of 2nd.MD and PlushCare. Contracts with customers that include expert medical opinion or virtual primary care and mental health support services may contain either an access fee, a utilization-based fee, or both.

In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, the Company recognizes revenue when control of the promised services is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. Accordingly, the Company determines revenue recognition through the following steps:

●	identification of the contract, or contracts with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contracts; and
●	recognition of revenue when, or as, the Company satisfies a performance obligation.

At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on overall pricing objectives, taking into consideration market conditions and other factors, using an expected cost plus margin approach. The Company considered the variable consideration allocation exception in ASC 606 for its advocacy contracts and concluded that such exception for allocating variable consideration to distinct performance obligations or distinct time periods within a series was not met primarily due to variability in its per-member-per-month (PMPM) pricing.

The majority of fees earned by the Company are considered to be variable consideration due to both the uncertainty regarding the total number of members, consultations or visits for which the Company will invoice the customer, as well as the variable PMPM fees that are dependent upon the achievement of performance metrics and/or healthcare cost savings. Performance metrics are measured monthly, quarterly, or annually, and with respect to the achievement of healthcare cost savings targets, annually (typically measured on a calendar year basis). Accordingly, at contract inception and on an ongoing basis, as part of the Company’s estimate of the transaction price, the Company determines whether any such fees should be constrained, and the Company includes the estimated consideration for those fees to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur (and is therefore considered to be unconstrained). Consideration related to the Company’s achievement of healthcare cost savings is typically constrained until the end of the applicable calendar year due to uncertainty related to factors outside of the Company’s control. Consideration related to other performance metrics is typically not constrained based on the Company’s prior success of achieving such metrics. On an ongoing basis, the Company reassesses its estimates for variable consideration, which can change based upon its assessment of the achievement of performance metrics and healthcare cost savings, as well as the number of members, consultations, or visits.

Access Fees

The Company generates revenue primarily from contracts with customers to access the Company’s advocacy, expert medical opinion, and virtual primary care and mental health support services. The Company prices access fees primarily using a recurring PMPM fee, typically with a portion of the fee calculated as the product of a fixed rate times the number of members (fixed PMPM fee), plus a variable PMPM fee calculated as the product of a variable rate times the number of members (variable PMPM fee). The fees associated with the variable PMPM fee can be earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from use of the Company’s services. Collectively, the fixed PMPM fee and variable PMPM fee are referred to as the total PMPM fee. The Company’s PMPM pricing varies by contract. In certain contracts, the maximum total PMPM fee varies during the contract term (total PMPM rate increases or decreases annually), while in other contracts, the total PMPM maximum fee is consistent over the term, yet the fixed and variable portions vary. For example, in certain contracts the fixed PMPM fee increases on an annual basis while the variable PMPM fee decreases on an annual basis, resulting in the same total PMPM fee throughout the term of the contract. The PMPM fees for expert medical opinion and virtual primary care and mental health support services may be tiered based upon the customer’s utilization.

Access to the Company’s services represent a single stand-ready performance obligation. The Company’s contracts include stand-ready services to provide eligible participants with access to the Company’s services and to perform an unspecified quantity of interactions with members during the contract period. Accordingly, the Company’s services are generally viewed as stand-ready performance obligations comprised of a series of distinct daily services that are substantially the same and have the same pattern of transfer. For advocacy services, the Company satisfies these performance obligations over time and recognizes revenue related to its services as the services are provided using a measure of progress based upon the actual number of members eligible for the service during the respective period as a percentage of the estimated members expected to be eligible for the service over the term of the contract. The Company believes a measure of progress based on the number of members is the most appropriate measurement of control of the services being transferred to the customer as the amount of internal resources necessary to stand-ready is directly correlated to the number of members who can use the services.

For the majority of expert medical opinion services, the Company satisfies these performance obligations over time and recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient. Access fees also include access to the Company’s virtual primary care and mental health support services sold directly to consumers on a monthly or yearly fixed fee subscription basis. For these services, the Company satisfies these stand-ready performance obligations over time and recognizes revenue ratably over the subscription period.

Utilization-based fees

The Company also generates revenue when members utilize the expert medical opinion and virtual primary care and mental health support services that are billed based on utilization. Many, but not all, contracts with customers contain utilization-based fees. For any utilization-based fees, the Company satisfies these performance obligations over time and recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient for any consultations or visits sold to enterprise customers as well as any non-insured consultations or visits related to virtual primary care and mental health support services sold directly to consumers. For any consultations or visits that are paid through insurance claims, the Company recognizes revenue as the consultations and visits occur in an amount that reflects the consideration that is expected based upon then-current prices and historical experience from insurance payors.

Deferred Revenue

The Company typically invoices its customers in advance of the services performed on a monthly or quarterly basis, and the amount invoiced typically represents the maximum total PMPM fee for the estimated number of eligible members over the applicable invoice period. The total PMPM fee covers the stand-ready services in the Company’s typical contracts (i.e., the performance obligations are not separately priced or invoiced). The maximum total PMPM fee that is invoiced includes both the fixed PMPM fee and the variable PMPM fee related to the performance metrics and/or the realization of healthcare cost savings that can be achieved during the period. These fees are classified as deferred revenue on the Company’s consolidated balance sheet until such time that revenue can be recognized. In the event the Company fails to satisfy any of the performance metrics and/or realization of healthcare cost savings that are billed in advance, the Company will refund the applicable portion of the fee or offset the amount against a future invoice. These amounts are included in due to customers on the Company’s consolidated balance sheet. The Company’s accounts receivable represent rights to consideration that are unconditional.

(n)Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and marketable securities. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money market funds and U.S. treasury bills with original maturities of three months or less.

Marketable securities are comprised of U.S. treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

Significant customers are those which represent 10% or more of the Company’s revenue during the period. For each significant customer, revenue as a percentage of total revenue was as follows:

	Year Ended February 28(29),
	2022		2021	2020
Customer 1	*	%	16.0%	23.8%
Customer 2	*	%	11.8%	12.6%
Customer 3	*	%	10.2%	11.7%
Customer 4	*	%	9.8%	10.4%
Total	*	%	47.8%	58.5%

*For the year ended February 28, 2022, no customers represented 10% or more of the Company’s revenue.

Customers representing 10% or more of the Company’s revenue in the year ended February 28, 2021 had a total of $5,592 in accounts receivable outstanding at February 28, 2021.

(o)Stock-Based Compensation

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

(p)Cost of Revenue, excluding Depreciation and Amortization

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

(q)Product and Technology

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

(r)Income Taxes

The provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the period. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the current year we released a portion of the valuation allowance against the deferred tax assets attributable to our deferred tax assets as the acquired intangibles from the PlushCare acquisition served as a source of income for which we, more likely than not, will be able to realize the benefits of the deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

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

(s)Segments

The Company’s chief operating decision maker, its Chief Executive Officer, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment.

As of February 28(29), 2022, 2021, and 2020, substantially all of Accolade’s long-lived assets were located in the United States, and all revenue was earned in the United States.

(t)Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with terms of more than 12 months.

The Company adopted Topic 842 on February 28, 2022, with an effective date of adoption of March 1, 2021, using the modified retrospective approach. Topic 842 requires the Company to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use (ROU) asset on its consolidated balance sheet for most leases and disclose key information about leasing arrangements. The Company elected to utilize the package of practical expedients available under Topic 842, which allowed it to not reassess: (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases, and (iii) the initial direct costs for existing leases. As a result of the adoption, the Company recorded operating lease right-of-use assets and operating lease liabilities of $34,739 and $38,740, respectively, on the consolidated balance sheet as of March 1, 2021.

Whenever the Company enters into a new arrangement, it determines, at the inception date, whether the arrangement is or contains a lease. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the right to direct the use of, and obtain substantially all the economic benefits from, the use of the underlying asset.

If a lease exists, the Company then determines the separate lease and non-lease components of the arrangement. Each right to use an underlying asset conveyed by a lease arrangement should generally be considered a separate lease component if it both: (i) can benefit the Company without depending on other resources not readily available to the

Company and (ii) does not significantly affect, and is not significantly affected by, other rights of use conveyed by the lease. Aspects of a lease arrangement that transfer other goods or services to the Company but do not meet the definition of lease components are considered non-lease components. The consideration owed by the Company pursuant to a lease arrangement is generally allocated to each lease and non-lease component for accounting purposes. However, the Company has elected, for all of its leases, to not separate lease and non-lease components.

For each lease, the Company then determines the lease term, the present value of lease payments, and the classification of the lease as either an operating or finance lease. The lease term is the period of the lease not cancellable by the Company, together with periods covered by: (i) renewal options the Company is reasonably certain to exercise, (ii) termination options the Company is reasonably certain not to exercise, and (iii) renewal or termination options that are controlled by the lessor.

The present value of lease payments is calculated based on:

(1)	Lease payments – Lease payments included in the measurement of the lease asset or liability comprise the following: fixed payments (including in-substance fixed payments), and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

(2)	Discount rate – the discount rate is determined based on information available to the Company upon the commencement of the lease. Lessees are required to use the rate implicit in the lease whenever such rate is readily available; however, as the implicit rate in the Company’s leases is generally not readily determinable, the Company generally uses the incremental borrowing rate it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis, over a timeframe similar to the lease term.

In making the determination of whether a lease is an operating lease or a finance lease, the Company considers the lease term in relation to the economic life of the leased asset, the present value of lease payments in relation to the fair value of the leased asset and certain other factors, including the lessee’s and lessor’s rights, obligations, and economic incentives over the term of the lease.

The Company does not recognize leases with an initial term of 12 months or less on its consolidated balance sheets and will recognize these payments in the consolidated statements of operations on a straight-line basis over the lease term. Certain leases contain variable payments which are based on usage or operating costs, such as utilities and maintenance. These payments are not included in the measurement of the lease liability or corresponding right-of-use asset due to the uncertainty of the payment amount and are recorded as lease expense in the period incurred.

See Note 7, Leases, for additional information.

Prior to the adoption of Topic 842, the Company accounted for leases under FASB ASC Topic 840, Leases (Topic 840).

(u)Recently Adopted Accounting Pronouncements

Debt

In August 2020, the FASB issued ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if converted method. The Company early adopted the ASU effective March 1, 2021 using the modified retrospective method of adoption. The Company applied this ASU to the convertible debt transaction entered into in March 2021 (see Note 10).

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit loss (CECL) model, which will require entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. The Company adopted ASU 2016-13 on February 28, 2022 with an effective date of adoption of March 1, 2021. The adoption did not have a material effect on the Company’s consolidated financial statements.

Internal Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on February 28, 2022 with an effective date of adoption of March 1, 2021. The adoption did not have a material effect on the Company’s consolidated financial statements.

(3) Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

Year Ended February 28,
2022
Access fees	$264,612
Utilization-based fees	45,409
Total	$310,021

As of February 28, 2022, $260,210 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Year Ending February 28(29),
2023	$154,895
2024	65,849
2025	36,853
2026	2,613
Total	$260,210

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the fiscal years ended February 28, 2022 and 2021 were the result of revenue recognized and net cash received. During the fiscal years ended February 28, 2022 and 2021, significant changes in the deferred revenue balances were the result of recognized revenue of $25,817 and $28,919, respectively, that were included in deferred revenue. In addition, significant changes to the contract asset balances during the fiscal years ended February 28, 2022 and 2021 were the result of revenue recognized and transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the years ended February 28, 2022 and 2021 was $4,673 and $5,473, respectively. These changes in estimates were primarily due to the inclusion of consideration that was previously constrained related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $3,478 and $3,501 for the years ended February 28, 2022 and 2021, respectively. During the year ended February 28, 2022, the Company wrote off previously deferred commissions of $484 related to a revision of the Company’s commission plan, which offset the amounts capitalized during the year ended February 28, 2022. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.

Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $2,080, $1,106, and $665 for the fiscal years ended February 28(29), 2022, 2021, and 2020, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $1,154 and $1,189 for the fiscal years ended February 28, 2022 and 2021, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $865, $551, and $320 for the fiscal years ended February 28(29), 2022, 2021, and 2020, respectively.

(4) Acquisitions

Acquisition of 2nd.MD

On March 2, 2021, the Company acquired all the outstanding equity interests of 2nd.MD. Based in Houston, Texas, 2nd.MD is a leading expert medical opinion and medical decision support company. The results of operations and financial position of 2nd.MD are included in the Company’s consolidated financial statements from the date of acquisition.

The consideration paid was comprised of cash, common stock, and contingent consideration as follows:

Consideration
Cash consideration, net of cash acquired	$226,135
Fair value of common stock issued	116,187
Fair value of replacement awards	1,520
Fair value of contingent consideration	76,248
Total consideration	$420,090

The aggregate purchase consideration of $420,090 was provided through cash of $226,135 (net of $205 cash acquired) and the issuance of up to 4,384,882 shares of the Company’s common stock, of which 2,822,242 were issued upon closing of the acquisition, of which 2,495,441 were fully vested at the time of issuance with the remaining 326,801 vesting over future service periods. The cash consideration in the above table includes the repayment of 2nd.MD debt of $13,026. The contingent consideration represented potential obligations for the Company to issue up to 2,170,972 shares of its common stock to the selling shareholders of 2nd.MD and was comprised of two earnout scenarios associated with (1) a contract renewal and (2) the achievement of certain future revenue milestones. As a result of the contract renewal and achievement of certain revenue milestones, the Company will issue a total of 1,977,343 shares of its common stock subsequent to February 28, 2022. The estimated fair value of the replacement awards issued in the above table is comprised of 120,760 restricted stock units issued to 2nd.MD employees with an estimated fair value of $5,434 of which $1,520 was attributable to pre-acquisition services. The remaining estimated value of $3,914 associated with the replacement awards is attributable to post-acquisition services and will be expensed over the future requisite service periods of the awards.

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

The estimated fair value of the contingent consideration associated with future revenue milestones was determined using a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions such as (i) projected eligible revenues, (ii) expected term, (iii) risk-free rate, (iv) risk-adjusted discount rate, (v) share volatility and (vi) operational leverage ratio between revenues and earnings before interest, taxes, depreciation and amortization (EBITDA). The fair value measurements for contingent consideration are based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the assumptions used could materially change the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was $37,767 as of January 31, 2022, at which time the contingency was resolved. The estimated fair value of contingent consideration decreased since the acquisition date primarily due to a decrease in the Company’s stock price. The Company recorded the change in fair value of its contingent consideration liability in the consolidated statements of operations until January 31, 2022. Upon resolution of the contingency and determination of the number of common stock shares to be issued, the Company reclassified the value of the contingent consideration from a liability into stockholders’ equity in the consolidated balance sheet. See Note 9 for further details.

The Company accounted for the acquisition of 2nd.MD under the U.S. GAAP business combinations guidance. This accounting requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed was subject to further adjustment within the measurement period (up to one year from the acquisition date). Measurement period adjustments since initial preliminary estimates reported in the first quarter of fiscal 2022 were primarily related to an updated working capital calculation. The cumulative effect of all measurement period adjustments resulted in a decrease to recognized goodwill of $1,878. As of February 28, 2022, the purchase price allocation is considered complete.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The identifiable intangible assets included technology, customer relationships, trade name, supplier based network, and non-compete agreements and are being amortized on a straight-line basis ranging from 3 years to 20 years. Customer relationships and trade names were valued using a multiple period excess earnings method (MPEEM) and the relief from royalty method (RFR), respectively. The supplier-based network and non-compete agreement intangible assets were valued using the “With and Without Method.” These valuation methods are specific forms of the Income Approach which is a valuation technique that derives value by estimating the fair value of after-tax cash flows attributable to the acquired intangibles. The valuation methods require several judgments and assumptions to determine the fair value of intangible assets, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate. Key assumptions used included revenue projections for fiscal years 2022 through 2032, an attrition rate of 8.0%, a tax rate of 24%, a discount rate of 13%, a royalty rate of 1.5% and probability of competition of 33%.

The technology intangible asset was valued using the estimated replacement cost method. This method requires several judgments and assumptions to determine the fair value, including expected profits and opportunity cost. Goodwill is attributable to the workforce of 2nd.MD as well as expected future growth into new and existing markets and is deductible for income tax purposes.

For the fiscal year ended February 28, 2022, 2nd.MD contributed approximately $48,753 of revenue and approximately $(32,353) of net loss, which includes $27,211 of equity-based compensation expense related to 2nd.MD employees, to the Company’s operating results.

Acquisition of PlushCare

On June 9, 2021, the Company acquired all the outstanding equity interests of PlushCare. Based in San Francisco, California, PlushCare is a provider of virtual primary care and mental health support. The results of operations and financial position of PlushCare are included in the Company’s consolidated financial statements from the date of acquisition.

The preliminary consideration paid was comprised of cash, common stock, and contingent consideration as follows:

Consideration
Fair value of common stock issued	$330,338
Fair value of contingent consideration	44,618
Cash consideration, net of cash acquired	33,860
Fair value of replacement awards	5,209
Total consideration	$414,025

The aggregate purchase consideration of $414,025 was provided through cash of $33,860 (net of $17,837 cash acquired and $1,463 of debt repaid) and the issuance of 7,144,393 shares of the Company’s common stock, of which 854,717 are subject to future vesting and excluded from consideration paid. The contingent consideration represented a potential obligation for the Company to issue up to an additional 1,429,556 shares of its common stock and up to approximately $2,000 in cash upon the achievement of defined revenue milestones following the closing. Up to 102,111 shares of this contingent consideration will be withheld from being issued to the selling shareholders of PlushCare until the resolution of a pending litigation matter. The contingency was resolved at December 31, 2021, and as a result the Company will issue 1,327,445 shares of its common stock subsequent to February 28, 2022, excluding the 102,111 shares that are withheld pending the resolution of the litigation matter. See Note 16 for further details.

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

The estimated fair value of the contingent consideration associated with future revenue milestones was determined using a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions such as (i) projected eligible revenues, (ii) expected term, (iii) risk-free rate, (iv) risk-adjusted discount rate, (v) share volatility, and (vi) operational leverage ratio between revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA). The fair value measurements for contingent consideration are based on significant inputs not observable in the market and thus represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the contingent consideration was $37,683 as of December 31, 2021 and was subject to remeasurement until the contingency was resolved. The estimated fair value of contingent consideration decreased since the acquisition date primarily due to a decrease in the Company’s stock price. The Company recorded the change in fair value of its contingent consideration liability in the consolidated statements of operations through December 31, 2021. Upon resolution of the contingency and determination of the number of common stock shares to be issued, the Company reclassified the value of the contingent consideration from a liability into stockholders’ equity in the consolidated balance sheet. See Note 9 for further details.

The Company accounted for the acquisition of PlushCare under the U.S. GAAP business combinations guidance. This accounting requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed is based upon preliminary information and is subject to further adjustment within the measurement period (up to one year from the acquisition date). Measurement period adjustments since initial preliminary estimates reported in the second quarter of fiscal 2022 were primarily related to updated assessments of acquired deferred tax liability and accounts receivable. The cumulative effect of all measurement period adjustments resulted in a decrease to recognized goodwill of $1,685.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Accounts receivable	$1,359
Prepaid and other current assets	573
Property and equipment	298
Other noncurrent assets	932
Goodwill	365,597
Intangible assets(1)
Customer relationships	4,050
Technology	40,650
Trade name	10,300
Non-compete agreements	6,200
Total assets acquired	$429,959

Liabilities assumed:
Accounts payable	$1,532
Accrued expenses	193
Accrued compensation	2,117
Current portion of deferred revenue	1,212
Deferred tax liability	9,992
Other liabilities	888
Total liabilities assumed	$15,934

Net assets acquired	$414,025
(1)	The weighted-average useful life of intangible assets acquired is approximately 5 years.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date. The identifiable intangible assets included customer relationships, technology, trade name, and non-compete agreements and are being amortized on a straight-line basis ranging from 2 years to 10 years. The valuation methods require several judgments and assumptions to determine the fair value of intangible assets, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate. Key assumptions used included revenue projections for fiscal years 2022 through 2035, an attrition rate of 25% and 50%, a tax rate of 25%, a discount rate of 12.5%, a royalty rate of 3% and probabilities of competition between 70% and 90%.

The technology intangible asset was valued using the estimated replacement cost method. This method requires several judgments and assumptions to determine the fair value, including expected profits and opportunity cost. Goodwill is attributable to the workforce of PlushCare as well as expected future growth into new and existing markets and is not deductible for income tax purposes.

For the year ended February 28, 2022, PlushCare contributed approximately $44,393 of revenue and approximately $(15,396) of net loss, which includes $17,980 of equity-based compensation expense related to PlushCare employees, to the Company’s operating results.

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

	Unaudited Pro Forma
	Year ended February 28,
	2022	2021
Revenue	$324,367	$249,028
Net income (loss)	$(137,644)	$(142,392)

Pro forma net income (loss) for the years ended February 28, 2022 and 2021 reflect adjustments primarily related to interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisition had been completed at the beginning of the respective periods.

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

The Company accounted for this transaction as an asset acquisition based on an evaluation of the U.S. GAAP guidance for business combinations. The Company concluded that the developed technology acquired from HealthReveal comprised substantially all of the fair value of the gross assets acquired and that the assets acquired did not meet the definition of a business under the guidance for business combinations. The developed technology intangible asset was recorded at $9,976 on the acquisition date and is being amortized on a straight-line basis over 3 years.

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

The aggregate purchase price consideration of $6,488 was paid primarily through the issuance of up to 462,691 shares of the Company’s common stock, of which 387,132 were issued as of February 28, 2022, with the remaining shares issuable subject to certain working capital and indemnity adjustments (if applicable). MDI’s former shareholders were eligible to receive 100,607 additional shares of the Company’s common stock upon the completion of a platform solution, as defined in the purchase agreement (MDI Earnout). During August 2020, the Company issued 96,487 shares of common stock in connection with the MDI Earnout (which shares are included in the 387,132 shares issued as of February 28, 2021). The MDI Earnout was accounted for as an equity classified instrument and was not subject to remeasurement in subsequent periods.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Acquisition and Integration-Related Costs

Acquisition and integration-related costs include banking, legal, accounting, and consulting fees. For the years ended February 28(29), 2022, 2021, and 2020, the Company incurred a total of $13,219, $2,050, and $567 respectively, in acquisition and integration-related costs that were expensed immediately and recorded in general and administrative expenses in the Company’s consolidated statements of operations.

(5) Goodwill and Intangible Assets

The following table presents changes in the carrying amount of goodwill for the year ended February 28, 2022:

Balance, February 28, 2021	$4,013
Acquisitions	573,883
Balance, February 28, 2022	$577,896

Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. While management cannot predict if or when future goodwill impairments may occur, a goodwill impairment could have a material adverse effect on the Company’s operating income, net assets, and/or the Company’s cost of, or access to, capital. The Company did not record any goodwill impairment charges during the years ended February 28(29), 2022, 2021, and 2020. Subsequent to February 28, 2022, the Company experienced a decline in its market capitalization as a result of a decline in the Company’s stock price. If this decline continues for a sustained period of time, the Company may be required to perform a goodwill impairment assessment at an interim period and could be required to recognize a non-cash goodwill impairment charge at that time, which could be material.

Intangible assets consisted of the following:

	As of February 28, 2022				As of February 28, 2021
	Weighted Avg. Remaining Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Customer relationships	18.6	$124,050	$(7,444)	$116,606	$—	$—	$—
Technology	4.0	111,526	(21,971)	89,555	2,900	(2,296)	604
Supplier-based network	4.0	25,000	(5,000)	20,000	—	—	—
Trade name	9.2	13,700	(1,112)	12,588	—	—	—
Non-compete agreement	1.5	9,300	(3,359)	5,941	—	—	—
		$283,576	$(38,886)	$244,690	$2,900	$(2,296)	$604

Amortization expense for intangible assets was $36,590, $1,450, and $846 during the years ended February 28(29), 2022, 2021, and 2020, respectively.

Amortization expense over the remaining life of the intangible assets will be recognized as follows:

Year Ending February 28(29),
2023	$41,488
2024	37,795
2025	34,143
2026	32,125
2027	9,403
Thereafter	89,736
244,690

(6) Property and Equipment

Property and equipment consisted of the following:

	February 28,
	2022	2021
Capitalized software development costs	$33,388	$32,292
Computer software	6,023	5,688
Computer equipment	10,518	8,386
Office equipment, furniture, and leasehold improvements	11,838	7,141
	61,767	53,507
Less accumulated depreciation	(49,970)	(44,280)
Total	$11,797	$9,227

Depreciation and amortization expense related to property and equipment was $6,018, $6,762, and $7,670 for the fiscal years ended February 28(29), 2022, 2021, and 2020, respectively.

During the year ended February 28, 2022, the Company wrote off $328 of fully-depreciated computer equipment. During the year ended February 28, 2021, the Company wrote off $3,950 of fully-depreciated capitalized software, $3,236 of fully-depreciated computer software, $2,206 of fully-depreciated computer equipment, and $3,699 of fully-depreciated office equipment, furniture, and leasehold improvements. During the year ended February 29, 2020, the Company accelerated depreciation in the amount of $1,634 related to the retirement of software. Also during 2020, the Company wrote off $680 of leasehold improvements and furniture/fixtures related to the termination of an office lease, resulting in a loss on disposal of $299.

(7) Leases

The Company adopted Topic 842 on February 28, 2022, with an effective date of adoption of March 1, 2021, using the modified retrospective approach. The Company has operating leases for offices and certain equipment under non-cancelable leases in the United States and Czech Republic. These leases have remaining terms of up to 8 years. The Company had no finance leases during the year ended February 28, 2022.

The components of operating lease cost recorded in the consolidated statements of operations were as follows:

Year ended February 28, 2022
Operating lease cost	$7,169
Variable lease cost	1,691
Total lease cost	$8,860

The following table sets forth the cash flows, weighted-average remaining term, and weighted-average discount rate for the Company’s leases as of February 28, 2022:

Cash Flow Information	Year ended February 28, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,310
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,564
Supplemental Information
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	4.8%

As of February 28, 2022, the future minimum lease payments under non-cancelable operating leases were as follows:

Year Ending February 28(29),
2023	$8,457
2024	8,238
2025	6,640
2026	6,588
2027	6,093
Thereafter	9,402
Total lease payments	45,418
Less: Imputed interest	(6,350)
Total lease liabilities	$39,068

The Company’s future minimum lease payments as of February 28, 2021 under the previous accounting standard (ASC 840) were as follows:

Year Ending February 28(29),
2022	$6,587
2023	6,577
2024	6,625
2025	5,664
2026	5,790
Thereafter	15,726
$46,969

Prior to the adoption of Topic 842, the Company recorded rent expense of $6,304 and $5,143 for the fiscal years ended February 28(29), 2021 and 2020, respectively.

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	February 28,
	2022	2021
Current portion of loans payable, net of unamortized issuance cost	$596	$—
Professional and consulting fees	2,661	2,185
Taxes	769	1,074
Marketing	1,492	226
Accrued litigation(1)	888	—
Software, hardware, and communication costs	600	400
Payable related to acquisition earnout	1,969	—
Other	2,025	1,527
Total	$11,000	$5,412

(1)	See note 16 for discussion regarding accrued litigation matters.

(9) Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets within the fair value hierarchy:

	February 28, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$131,527	$—	$—	$131,527
United States treasury bills	$99,999	$—	$—	$99,999

	February 28, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$283,245	$—	$—	$283,245

In connection with the acquisitions of 2nd.MD and PlushCare, the Company recorded contingent consideration liabilities for the estimated fair value of Accolade common stock issuable to 2nd.MD and PlushCare shareholders upon the achievement of certain defined milestones. The contingent consideration liabilities were measured at fair value and were based on significant inputs not observable in the market, which represent a Level 3 measurement. The valuation of contingent consideration used assumptions the Company believes would be made by a market participant.

The Company recorded the change in fair value of its contingent consideration liabilities in the consolidated statements of operations. The following presents changes in the Company’s Level 3 contingent consideration liabilities for the year ended February 28, 2022:

Balance, February 28, 2021	$—
Incurred through acquisition	120,866
Change in fair value	(45,416)
Reclassification to equity and accrued expenses and other current liabilities	(75,450)
Balance, February 28, 2022	$—

As of February 28, 2022, $1,969 of liabilities related to the acquisition earnouts are included in accrued expenses and other current liabilities on the consolidated balance sheet.

The estimated fair value of the convertible senior notes (Note 10) was $226,751 as of February 28, 2022, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

(10) Debt

(a)Convertible Senior Notes and Capped Call Options

Convertible Senior Notes

In March 2021, the Company completed a private convertible note offering, pursuant to an Indenture dated as of March 29, 2021 between the Company and U.S. Bank National Association, as trustee (the Indenture), and issued $287,500 of 0.50% Convertible Senior Notes due 2026 (the Notes) that mature in April 2026, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021 and are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company incurred costs of $8,428 in connection with the Notes and the capped calls, of which $8,368 was allocated to the Notes and recorded as a debt discount and $60 was allocated to the capped call and recorded directly to additional paid-in capital. Net proceeds from the issuance of Notes were $279,132, and the Company used $34,443 of the net proceeds to pay the costs of the capped call transactions described below. For the year ended February 28, 2022, the Company recorded interest expense of $2,857, of which $1,534 was associated with the amortization of the debt discount.

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

As of February 28, 2022, none of the conditions of the Notes to early convert had been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of February 28, 2022, the Company was in compliance with all covenants in the Notes.

As discussed in Note 2, the Company early adopted ASU 2020-06 as of March 1, 2021 and concluded the Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate for the Notes is 1.1%.

As of February 28, 2022, the Notes consisted of the following:

February 28, 2022
Principal	$287,500
Unamortized issuance costs	(6,834)
Net carrying amount	$280,666

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

As the capped call options are both legally detachable and separately exercisable from the Notes, the Company accounts for the capped call options separately from the Notes. The capped call options are indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options have been included as a net reduction to additional paid-in capital in the consolidated balance sheet

(b)Revolving Credit Facility

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of February 28, 2022, the Company had an outstanding letter of credit to serve as office landlord security deposit in the amount of $1,084. This letter of credit is secured through the revolving credit facility, thus reducing the maximum capacity of the revolving credit facility to $78,916 as of February 28, 2022. No amounts were outstanding as of February 28, 2022.

The 2019 Revolver term ends on July 19, 2022. The interest rate on the outstanding borrowings is LIBOR plus 350 basis points (prior to December 31, 2021) or Base Rate (as defined) plus 250 basis points, with the LIBOR rate and Base Rate subject to minimum levels. Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility. Issuance costs of $543, including the fair value of warrants issued, were capitalized and are being amortized to interest expense over the remainder of the 2019 Revolver term. During the years ended February 28(29), 2022, 2021, and 2020, the Company recorded interest expense of $296, $1,106, and $273, respectively, related to the revolving credit facility of which $93, $279, and $195, respectively, related to the amortization of deferred financing fees. As of February 28, 2022 deferred financing fees have been fully amortized.

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

(c)Term Loan

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

During the fiscal years ended February 28(29), 2021 and 2020, the Company recorded interest expense of $2,837 and $2,858, respectively, related to the Term Loan of which $1,045 and $280, respectively, related to the amortization of the debt discount. For the year ended February 28, 2021, amortization of the debt discount included $502 related to the prepayment fee and $251 related to the end of term charge. The debt discount related to the Term Loan was fully amortized at February 28, 2021.

(11) Stockholders’ Equity (Deficit)

(a)Common Stock

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

(b)Convertible Preferred Stock

On July 7, 2020, upon the closing of the Company’s IPO, all shares of the Company’s outstanding convertible preferred stock converted into 29,479,521 shares of common stock and, as of February 28, 2022 and 2021, there were no shares of convertible preferred stock outstanding.

(c)Change Healthcare

In February 2020, the Company entered into a joint development agreement (JDA) and a data licensing agreement with Change Healthcare Holdings (Change Healthcare) whereby Change Healthcare provides various services to support the Company’s product offerings. Concurrent with entering into the JDA, the Company entered into a five-year data licensing agreement with Change Healthcare. Upon entering into the JDA and data licensing agreement, the

Company issued 251,211 restricted shares of its common stock to Change Healthcare at an estimated fair value of $15.40 per share, or $3,869 in aggregate value. Pursuant to the terms of the restricted share agreement, 150,727 of the shares vested immediately and the remaining 100,484 restricted shares vested upon the achievement of certain product development milestones, as defined. During the year ended February 28, 2021, the remaining 100,484 restricted shares vested upon the achievement of those milestones. The aggregate equity value was allocated to the JDA and data licensing agreement based on the relative fair value of the IP and technical know-how contributed by Change Healthcare within the JDA and the discounted pricing received from Change Healthcare within the data licensing agreement. The equity value allocated to the JDA and data licensing agreement in the amount of $3,005 was capitalized and deferred as internally developed software and other assets within the Company’s consolidated balance sheet, respectively, with an offsetting increase to additional paid-in capital during the year ended February 29, 2020. Costs that are capitalized and classified as internally developed software are being amortizing within depreciation and amortization in the Company’s consolidated statement of operations.

(12) Equity-based Compensation

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Year Ended February 28(29),
	2022	2021	2020
Cost of revenue	$3,197	$948	$318
Product and technology	18,744	3,387	1,674
Sales and marketing	12,822	2,376	1,482
General and administrative	38,176	2,865	2,528
Total stock‑based compensation	$72,939	$9,576	$6,002

(a)Stock Options

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of February 28, 2022, there was a total of 6,527,962 shares of common stock authorized for issuance under the Incentive Plan, of which 3,682,077 were available for future grants.

The Company recognizes stock-based compensation based on the grant date fair value of the awards and recognizes that cost using the straight-line method over the requisite service period of the award. The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. Prior to the Company’s IPO in July 2020, the absence of an active market for the Company’s common stock required it to estimate the fair value of the Company’s common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented. The Company obtained contemporaneous third-party valuations to assist in determining the estimated fair value of its common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options is based on the simplified method outlined in the SEC Staff accounting guidance, under which the Company estimates the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. The Company accounts for forfeitures as they occur. All stock options outstanding at February 28, 2022 are expected to vest according to their specific schedules.

During the years ended February 28(29), 2022, 2021 and 2020, the Company recognized $10,374, $7,743, and $6,002, respectively, of compensation expense related to stock options. The Company did not capitalize any stock-based compensation expense to deferred costs for the years ended February 28(29), 2022 and 2021. The weighted average grant date fair value for stock options granted during the years ended February 28(29), 2022, 2021 and 2020, was $28.59, $11.42, and $5.40, respectively. The fair value of the Company’s option grants is estimated at the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Year Ended February 28(29),
	2022	2021	2020
Estimated fair value of common stock	$13.59-$31.95	$9.62-$31.27	$2.40-$3.35
Exercise price	$23.50-$53.38	$15.40-$50.88	$4.70-$6.75
Expected volatility	63%-68%	68%-78%	46%-50%
Expected term (in years)	6.08	5.00-6.25	6.25
Risk‑free interest rate	1.29%-1.39%	0.30%-0.64%	2.65%-2.94%
Dividend yield	—	—	—

The following is a summary of stock option activity under the Option Plan and Incentive Plan:

			Weighted
		Weighted‑	Remaining		Aggregate
		Average	Contractual		Intrinsic
	Stock Options	Exercise Price	Life In Years		Value
Balance, February 28, 2019	8,147,544
Granted	2,084,046	$10.80
Exercised	(1,843,001)	$3.70
Forfeited	(392,533)	$5.70
Balance, February 29, 2020	7,996,056
Granted	2,167,775	$17.47
Exercised	(1,182,099)	$5.98
Forfeited	(257,963)	$
Balance, February 28, 2021	8,723,769
Granted	528,038	$47.74
Exercised	(901,064)	$9.37
Forfeited	(304,951)	$14.87
Balance, February 28, 2022	8,045,792	$11.24	5.9	years	$69,948,109
Vested and expected to vest as of February 28, 2022	7,918,090	$11.17	6.0	years	$53,913,465
Exercisable as of February 28, 2022	5,957,906	$7.42	5.2	years	$63,158,165

The aggregate intrinsic value of stock options exercised was $29,964, $32,972, and $22,033 for the years ended February 28(29), 2022, 2021, and 2020 respectively. As of February 28, 2022, approximately $24,581 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.2 years.

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

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Assumed, June 9, 2021	325,992
Exercised	(50,506)	$1.20
Forfeited	(7,765)	$2.88
Balance, February 28, 2022	267,721	$1.65	7.7	years	$4,371,967
Vested and expected to vest as of February 28, 2022	250,160	$1.69	7.7	years	$4,075,039
Exercisable as of February 28, 2022	121,117	$1.37	7.4	years	$2,011,387

There were 48,556 stock options outstanding as of the acquisition date that were exercised prior to being vested. These options are excluded from the table above and vest on a pro rata basis monthly through May 2023. A total of 16,824 options vested during the year ended February 28, 2022. For the year ended February 28, 2022, the Company recognized $4,161 in compensation expense related to PlushCare stock options. As of February 28, 2022, approximately $7,325 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 1.9 years. The aggregate intrinsic value of stock options exercised was $1,596 for the year ended February 28, 2022.

(c)Restricted Stock Units

The Company issued 2,257,433 and 191,415 time-based restricted stock units during the years ended February 28, 2022 and 2021, respectively. No restricted stock units were issued prior to fiscal year 2021. These time-based restricted stock units are subject to a four-year vesting period, with one quarter of an award vesting one year after grant and the remainder vesting ratably on a monthly basis over the subsequent three years. The following is a summary of activity for the years ended February 28, 2022 and 2021:

Restricted Stock Units
Balance, February 29, 2020	—
Granted	191,415
Vested	(702)
Forfeited	—
Balance, February 28, 2021	190,713
Granted	2,257,433
Vested	(87,574)
Forfeited	(134,515)
Balance, February 28, 2022	2,226,057

For the years ended February 28, 2022 and 2021, the Company recognized $20,646 and $842, respectively, in restricted stock unit compensation expense, with $78,973 remaining of total unrecognized compensation costs related to these awards as of February 28, 2022. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.2 years. The weighted-average grant date fair value of restricted stock units granted during the years ended February 28, 2022 and 2021 was $44.40 and $46.52, respectively.

In connection with the PlushCare acquisition, the agreement provides for the issuance of time-based restricted stock units for 64,694 shares of common stock to existing PlushCare shareholders, upon achievement of the contingent consideration revenue milestones. These restricted stock units have not yet been issued and are not included in the table above. For the year ended February 28, 2022, the Company recognized $2,663 in restricted stock unit compensation expense related to these restricted stock units.

(d)Common Stock Warrants

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

On July 7, 2020, upon the closing of the Company’s IPO, 1,401,836 shares of common stock were issued upon the automatic net exercise of all warrants that were outstanding as of the IPO date. There were no warrants outstanding as of February 28, 2022 or 2021.

(e)Employee Stock Purchase Plan

In July 2020, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (ESPP), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The total shares of common stock initially reserved under the ESPP was limited to 1,100,000 shares. On March 1, 2021, there was an automatic annual increase, which increased the total available common shares to 1,656,991.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $1,749 and $991 during the years ended February 28, 2022 and 2021, respectively, related to the ESPP.

During the year ended February 28, 2022 and 2021, employees who elected to participate in the ESPP purchased a total of 140,838 and 67,498 shares of common stock, respectively, resulting in cash proceeds to the Company of $4,309 and $1,259, respectively. An additional $1,511 has been withheld via employee payroll deductions who have opted to participate in the next stock purchase plan period ending May 2022.

(f)  Other

In connection with the acquisition of 2nd.MD (Note 4), several 2nd.MD individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 608,332 shares that required continued employment with the Company. These shares are excluded from the above restricted stock units table. Included in the 608,332 shares are 281,531 shares that were also contingent upon the achievement of the contingent consideration milestones. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. These shares will vest 50% on the first anniversary of the acquisition date and 50% on the second anniversary of acquisition date. As a result of the achievement of certain revenue milestones (the contingent consideration milestones), a total of 256,418 of the eligible 281,531 shares will be issued to such shareholders, subject to the service requirements. As of February 28, 2022, there were 583,219 unvested shares outstanding with a grant date fair value of $46.56 per share, comprised of the 326,801 shares issued as part of the initial consideration and the 256,418 shares to be issued related to the contingency. The Company recognized stock-based compensation expense of $23,138 during the year ended February 28, 2022, including $8,981 of accelerated expense related to certain separation and transition agreements entered into during fiscal 2022. The unamortized compensation expense of $4,015 will be recognized over a weighted average remaining period of 0.3 years.

In connection with the acquisition of PlushCare (Note 4), certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares will vest on the first anniversary of the acquisition date, one third on the second anniversary of acquisition date, and one third on the third anniversary of the acquisition date. As of February 28, 2022, there were 806,161 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $10,208 during the year ended February 28, 2022. The unamortized compensation expense of $32,132 will be recognized over a weighted average remaining period of 1.3 years.

(13) Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan named the Accolade, Inc. 401(k) Plan (401(k) Plan). Under the 401(k) Plan, eligible employees may contribute up to the maximum allowed by law. Eligible employees are eligible for Company matching contributions on the first quarter following their one-year anniversary date, which are dollar for dollar up to 3.0% (increased to 3.5% as of March 1, 2022) of an employee’s eligible compensation, up to $100 in annual compensation. Employer contributions are vested over a period of four years of service. The 401(k) Plan includes an employer discretionary profit-sharing contribution feature to allow the Company to make a contribution to eligible employees’ 401(k) Plan accounts. Profit sharing contributions are vested over a period of four years of service. The Company incurred expenses related to matching contributions totaling $2,278, $1,599, and $1,356 for the years ended February 28(29), 2022, 2021, and 2020, respectively, which were funded subsequent to each respective year-end.

(14) Income Taxes

Loss before income taxes consists of the following components:

	Year Ended February 28(29),
	2022	2021	2020
Domestic	$(129,569)	$(50,934)	$(51,794)
Foreign	806	286	558
Total	$(128,763)	$(50,648)	$(51,236)

Significant components of income taxes are as follows:

	Year Ended February 28(29),
	2022	2021	2019
Current:
Federal	$124	$—	$—
State and Local	76	37	—
Foreign	202	141	129
Total Current	402	178	129
Deferred:
Federal	(7,935)	—	—
State and Local	1,941	—	—
Foreign	(47)	(174)	—
Total deferred	(6,041)	(174)	—
Provision (benefit) for income taxes	$(5,639)	$4	$129

A reconciliation of income tax expense at the U.S. Federal statutory income tax rate to actual income tax provision is as follows:

	Year Ended February 28(29),
	2022	2021	2020
Federal income tax expense at statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.5	4.6	7.5
Stock-based compensation	0.8	(0.2)	3.9
Transaction costs	(1.1)	—	(0.2)
Contingent consideration	1.1	—	—
Changes in valuation allowances	(21.9)	(25.4)	(31.4)
Other	—	—	(1.0)
Effective Income Tax Rate	4.4%	0.0%	(0.2)%

Income tax (expense) benefit for the fiscal years ended February 28(29), 2022, 2021, and 2020 differ from the U.S. statutory income tax rate primarily due to changes in valuation allowances, state income taxes and stock-based compensation.

The tax benefit for the year ended February 28, 2022 relates to the partial release of the U.S. valuation allowance due to the acquired intangibles of PlushCare. The decrease in the valuation allowance of $(9,991) is due to the acquisition of PlushCare’s stock, whereby the acquired intangible assets have no tax basis. This required the Company to record a deferred tax liability which serves as a source of taxable income to realize the existing deferred tax assets of the Company.

The tax benefit associated with the partial valuation allowance release was offset by a tax expense of $3,999 that was recorded in the year ended February 28, 2022 related to tax amortization of 2nd.MD goodwill and the change in fair value of contingent consideration associated with the 2nd.MD acquisition. The tax amortization and decrease in the contingent consideration created a basis difference in book and tax goodwill. Accordingly, a deferred tax liability was recorded with the related income tax expense reflected in earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence. Significant components of the Company’s deferred tax assets and liabilities at February 28, 2022 and 2021 are as follows:

	February 28,
	2022	2021
Deferred tax assets:
Net operating loss and tax credit carryforwards	$114,272	$84,879
Other accruals and reserves	5,210	6,107
Stock‑based compensation	16,353	871
Deferred rent	—	1,181
Interest expense deduction limitation carryforward	3,082	2,312
Property, plant & equipment	578	523
Other	94	820
Lease liability	10,027	—
Valuation allowance	(125,810)	(96,516)
Deferred tax assets	23,806	177
Deferred tax liabilities:
Operating lease right-of-use assets	(8,494)	—
Intangibles	(19,091)	(3)
Deferred tax liabilities	(27,585)	(3)
Net deferred taxes	$(3,779)	$174

Deferred tax liabilities are included in deferred rent and other noncurrent liabilities on the consolidated balance sheet. Net operating loss carryforwards amounted to $422,481 and $307,398 for U.S. federal and $372,975 and $283,377 for U.S. states at February 28, 2022 and 2021, respectively. These operating loss carryforwards related to the 2010 through current 2021 tax periods. At February 28, 2022, none of the operating loss carryforwards were subject to expiration until 2030. The operating loss carryforwards expiring in years 2030 through 2037 make up $53,184 of the recorded deferred tax asset. The remaining deferred tax asset relating to operating loss carryforwards of $61,088 have an indefinite expiration. In addition to operating loss carryforwards, research and development tax credit carryforwards amounted to $432 for U.S. federal and U.S. states at February 28, 2022. These tax credit carryforwards will expire in 2036. Under Section 382 of the Internal Revenue Code, the yearly utilization of a corporation’s net operating loss carryforwards may be limited following a change in ownership of greater than 50% (by value) over a three-year period. The yearly limitation is based on the value of the corporation immediately before the ownership change multiplied by the federal long-term tax-exempt rate. If a loss is not utilized in a year after an ownership change that yearly limit is carried forward to future years for the balance of the net operating loss carryforward period. As of February 28, 2022, the Company did not incorporate a yearly limitation under Section 382 as a recent study has not been completed.

Management assesses the available positive and negative evidence to estimate if a valuation allowance is required to be recorded against existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company’s brief operating history and the net losses incurred since inception, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences in the U.S. As a result, a full valuation allowance has been provided at February 28, 2022 and 2021 for U.S. Federal and state tax purposes. The Company had previously maintained a full valuation allowance associated with its Czech Republic entity that was released in the prior year.

	Year Ending February 28,
	2022	2021
Balance at the beginning of the period	$96,516	$83,640
Increase due to NOLs and temporary differences	35,287	12,876
Increase due to acquisitions	(5,993)	—
Balance at the end of the period	$125,810	$96,516

The Company has recorded a deferred tax asset of $3,082 for interest expense limited under the Tax Act at February 28, 2022. The interest expense limited has an unlimited carryforward period.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over tax basis of the investments in foreign subsidiaries that is indefinitely reinvested outside the U.S. The foreign subsidiary is identified as a branch for U.S. tax purposes, and therefore, a gross temporary difference for investment basis differences is not applicable.

The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets at February 28, 2022 and 2021 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statement of operations for the years ended February 28(29), 2022, 2021, and 2020.

(15) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended February 28(29),
	2022	2021	2020
Net loss	$(123,124)	$(50,652)	$(51,365)
Net loss per common share, basic and diluted	$(1.93)	$(1.72)	$(9.13)
Weighted‑average shares used to compute net loss per common share, basic and diluted	63,823,270	29,370,594	5,626,713

As the Company has reported net losses for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Year Ended February 28(29),
	2022	2021	2020
Stock options	8,313,513	8,723,769	7,996,056
Unvested restricted stock units	2,226,057	190,713	—
Shares issued to 2nd.MD employees and subject to vesting	326,801	—	—
Shares issued to PlushCare employees and subject to vesting	806,161	—	—
Contingent shares in connection with PlushCare acquisition	102,111	—	—
Indemnity shares held in escrow in connection with PlushCare acquisition	27,342	—	—
Shares to be issued to HealthReveal shareholders upon expiration of indemnification period	28,089	—	—
Common stock warrants	—	—	317,861
Total	11,830,074	8,914,482	8,313,917

(16) Commitments and Contingencies

(a)Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity. As of February 28, 2022, the Company had accruals of $888 related to legal matters.

On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint alleges that certain of PlushCare’s subscription payment practices violate the California Automatic Renewal Law and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this matter, subject to a cap. As a loss is probable and can be reasonably estimated, the Company has recorded a contingent liability and corresponding indemnification asset at February 28, 2022.

(b)Employment Agreements

Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.

(c)  Purchase Obligations

The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to September 30 in each of the fiscal years 2023 through 2027. As of February 28, 2022, the Company has remaining future purchase commitments under this agreement of $38,065.

The Company also owes $735 in future data license fee payments through fiscal 2025 under an agreement with Change Healthcare Holdings which provides various data services to support the Company’s product offerings.

(17) Related Party Transactions

Entities affiliated with one of the Company’s significant customers owned more than 5% of the Company’s outstanding stock during the years ended February 28(29), 2021 and 2020. As of February 28, 2022 and 2021, these entities no longer owned more than 5% of the Company’s outstanding stock. Revenues related to this customer were $27,300 and $31,556 during the fiscal years ended February 28(29), 2021 and 2020, respectively. There were $2,325 in accounts receivable outstanding from this customer as of February 28, 2021.