Form 10-Q
period 2022-05-31
Accolade, Inc.
filed 2022-07-01
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022

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

Large accelerated filer	⌧	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	☐

		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 22, 2022, 71,209,436 shares of the registrant’s common stock were outstanding.

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

•	We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

•	We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

•	We have a limited operating history with some of our current offerings, in particular those which we have acquired, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

•	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

•	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

•	Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality and due to the fact that a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings.

•	If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

•	If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistants, clinical, including primary care physicians and medical specialists, and various product and technology roles, our business could be adversely affected.

•	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations.

•	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

•	The evolving effects of the Coronavirus Disease 2019 (COVID-19) pandemic and associated global economic instability may have further adverse effects on our operations and negatively impact our business, financial condition, and results of operations.

•	If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business could be harmed.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	May 31,	February 28,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$335,628	$365,853
Accounts receivable, net	21,739	21,116
Unbilled revenue	6,739	9,685
Current portion of deferred contract acquisition costs	3,179	3,015
Prepaid and other current assets	10,282	9,468
Total current assets	377,567	409,137
Property and equipment, net	11,865	11,797
Operating lease right-of-use assets	33,790	33,126
Goodwill	278,191	577,896
Intangible assets, net	234,318	244,690
Deferred contract acquisition costs	7,148	7,205
Other assets	1,575	1,678
Total assets	$944,454	$1,285,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,777	$7,837
Accrued expenses and other current liabilities	9,745	11,000
Accrued compensation	22,954	39,189
Due to customers	11,104	16,263
Current portion of deferred revenue	36,883	30,875
Current portion of operating lease liabilities	7,016	6,589
Total current liabilities	95,479	111,753
Loans payable, net of unamortized issuance costs	281,083	280,666
Operating lease liabilities	32,542	32,486
Other noncurrent liabilities	563	4,562
Deferred revenue	280	268
Total liabilities	409,947	429,735

Commitments and Contingencies (note 12)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 69,610,341 and 67,098,477 shares issued and outstanding at May 31, 2022 and February 28, 2022, respectively	7	7
Additional paid-in capital	1,371,966	1,350,431
Accumulated deficit	(837,466)	(494,644)
Total stockholders’ equity	534,507	855,794
Total liabilities and stockholders’ equity	$944,454	$1,285,529

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended May 31,
	2022	2021
Revenue	$85,528	$59,527
Cost of revenue, excluding depreciation and amortization	47,615	35,936
Operating expenses:
Product and technology	26,817	15,939
Sales and marketing	25,614	14,509
General and administrative	20,238	22,002
Depreciation and amortization	11,576	8,696
Goodwill impairment	299,705	—
Change in fair value of contingent consideration	—	10,460
Total operating expenses	383,950	71,606
Loss from operations	(346,037)	(48,015)
Interest expense, net	(634)	(618)
Other expense	(50)	(55)
Loss before income taxes	(346,721)	(48,688)
Income tax benefit (expense)	3,899	(19)
Net loss	$(342,822)	$(48,707)

Net loss per share, basic and diluted	$(4.92)	$(0.84)

Weighted-average common shares outstanding, basic and diluted	69,738,638	58,261,233

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, February 28, 2021	55,699,052	6	762,362	(371,520)	390,848
Issuance of common stock in connection with acquisition	2,822,242	—	116,187	—	116,187
Issuance of replacement awards in connection with acquisition	—	—	1,520	—	1,520
Exercise of stock options and vesting of restricted stock units	236,982	—	2,141	—	2,141
Purchase of capped calls	—	—	(34,503)	—	(34,503)
Issuance of common stock in connection with the employee stock purchase plan	50,516	—	1,948	—	1,948
Stock-based compensation expense	—	—	7,675	—	7,675
Net loss	—	—	—	(48,707)	(48,707)
Balance, May 31, 2021	58,808,792	$6	$857,330	$(420,227)	$437,109

	Stockholders' Equity (Deficit)
	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, February 28, 2022	67,098,477	7	1,350,431	(494,644)	855,794
Settlement of acquisition-related contingent consideration	1,939,853	—	—	—	—
Exercise of stock options and vesting of restricted stock units	228,701	—	358	—	358
Issuance of common stock in connection with the employee stock purchase plan	343,310	—	1,788	—	1,788
Stock-based compensation expense	—	—	19,389	—	19,389
Net loss	—	—	—	(342,822)	(342,822)
Balance, May 31, 2022	69,610,341	$7	$1,371,966	$(837,466)	$534,507

See accompanying notes to condensed consolidated financial statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended May 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(342,822)	$(48,707)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Goodwill impairment	299,705	—
Depreciation and amortization expense	11,576	8,696
Amortization of deferred contract acquisition costs	817	602
Change in fair value of contingent consideration	—	10,460
Deferred income taxes	(3,999)	—
Noncash interest expense	419	379
Stock-based compensation expense	19,389	7,675
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and unbilled revenue	2,323	(409)
Accounts payable and accrued expenses	(1,258)	268
Deferred contract acquisition costs	(924)	(507)
Deferred revenue and due to customers	862	7,643
Accrued compensation	(15,598)	(13,247)
Other liabilities	(240)	(82)
Other assets	(711)	(385)
Net cash used in operating activities	(30,461)	(27,614)
Cash flows from investing activities:
Purchase of marketable securities	—	(99,998)
Capitalized software development costs	(766)	—
Purchases of property and equipment	(506)	(701)
Cash paid for acquisition, net of cash acquired	—	(228,013)
Net cash used in investing activities	(1,272)	(328,712)
Cash flows from financing activities:
Proceeds from stock option exercises	358	1,991
Payments of equity issuance costs	—	(23)
Payment of debt issuance costs	—	(8,101)
Payment for purchase of capped calls	—	(34,443)
Proceeds from employee stock purchase plan	1,150	1,026
Proceeds from borrowings on debt	—	287,500
Net cash provided by financing activities	1,508	247,950
Net decrease in cash and cash equivalents	(30,225)	(108,376)
Cash and cash equivalents, beginning of period	365,853	433,884
Cash and cash equivalents, end of period	$335,628	$325,508
Supplemental cash flow information:
Interest paid	$769	$51
Fixed assets included in accounts payable	$228	$292
Other receivable related to stock option exercises	$5	$247
Income taxes paid	$22	$31
Common stock issued in connection with acquisition	$—	$116,187
Replacement awards issued in connection with acquisition	$—	$1,520
Debt issuance and offering costs included in accounts payable and accrued expenses	$—	$304

See accompanying notes to condensed consolidated financial statements.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data)

(1)   Background

Accolade, Inc. (Accolade or together with its subsidiaries, the Company) provides personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. The Company’s customers are primarily employers that contract with Accolade to provide their employees and their employees’ families (the members) a single place to turn for their health, healthcare, and benefits needs. The Company also offers expert medical opinion services to employer customers and virtual primary care and mental health support, both directly to consumers and to employer customers. These services are designed to drive better healthcare outcomes and increased satisfaction for the participants while lowering costs for the payor. The Company provides its services to customers throughout the United States. Accolade is co-headquartered in Seattle, Washington and Plymouth Meeting, Pennsylvania.

(2)   Basis of Presentation and Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended February 28, 2022 appearing in the Company’s Annual Report on Form 10-K and filed with the Securities and Exchange Commission (the SEC) on May 2, 2022.

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

Through the acquisition of PlushCare, Inc. (PlushCare), the Company has various administrative service agreements (ASA) with professional medical corporations established in California, Illinois, Wyoming, and New Jersey (PC). The PCs employ or contract with medical providers who provide services via the Company’s technology platform. The ASAs are evergreen and are terminable by the parties for breach or bankruptcy. Through the ASAs, the Company provides non-clinical administrative services to the PCs and manages the economic activities that most significantly affect PCs. The PCs retain control over the provision of medical services and the PC’s clinical personnel.

The PCs are variable interest entities (VIE) to the Company. Under Accounting Standards Codification Subtopic 810 – Consolidation, the Company is considered the PC’s primary beneficiary because the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and absorbs the residual benefits and losses from the VIE’s operations. Consequently, the Company consolidates the operations of the PCs. PC assets were $15,491 as of May 31, 2022. These assets consisted primarily of cash of $12,097 and accounts receivable of $2,393, which may only be used to settle the obligations of the PCs. PC liabilities were $13,661 as of May 31, 2022.

The PCs and the Company are independent entities, and as such creditors of the PCs do not have recourse against the Company in the event of default by the PCs. Additionally, the PCs’ non-cash assets are available to the Company to satisfy obligations or for other corporate purposes.

(b)  Unaudited Interim Financial Statements

The accompanying consolidated financial statements and the related footnote disclosures are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim consolidated financial position as of May 31, 2022, the results of its operations for the three months ended May 31, 2022 and 2021, and its cash flows for the three

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

months ended May 31, 2022 and 2021. The results for the three months ended May 31, 2022 are not necessarily indicative of results to be expected for the year ending February 28, 2023, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 28, 2022.

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

For the three months ended May 31, 2022 and 2021, the Company capitalized $766 and $0, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended May 31, 2022 and 2021 was $290 and $1,214, respectively.

(d)  Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. There were no long-lived asset impairment charges recorded during the three months ended May 31, 2022 and 2021.

(e)  Intangible Assets

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

(f)  Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company has a single reporting unit and all goodwill relates to that reporting unit.

The Company performs its annual goodwill impairment test on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded. A goodwill impairment loss was recorded during the three months ended May 31, 2022. See Note 5 for further information.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(g)  Revenue and Deferred Revenue

Revenue Recognition

The Company generates revenue by providing customers access to its advocacy, expert medical opinion, and virtual primary care and mental health support services, as well as through utilization of its expert medical opinion and virtual primary care and mental health support services that were acquired through the acquisitions of Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD) and PlushCare. Contracts with customers that include expert medical opinion or virtual primary care and mental health support services may contain either an access fee, a utilization-based fee, or both.

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

(h)  Concentration of Credit Risk

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

Significant customers are those which represent 10% or more of the Company’s revenue during the periods. For each significant customer, revenue as a percentage of total revenue was as follows:

	For the three months ended May 31,
	2022		2021
Customer 1	*	%	11.9%

*For the three months ended May 31, 2022, no customer represented 10% or more of the Company’s revenue.

(i)  Marketable Securities

The Company classifies its marketable securities as available-for-sale, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at fair market value.

(j) Leases

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

Prior to the adoption of Topic 842, the Company accounted for leases under FASB ASC Topic 840, Leases (Topic 840).

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(3) Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended May 31,
	2022	2021
Access fees	$68,125	$56,205
Utilization-based fees	17,403	3,322
Total	$85,528	$59,527

As of May 31, 2022, $243,744 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Fiscal year ending February 28(29),
Remainder of 2023	$127,326
2024	73,836
2025	39,813
2026	2,769
Total	$243,744

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the three months ended May 31, 2022 and 2021 were the result of revenue recognized as well as net cash received and liabilities assumed associated with the acquisitions of 2nd.MD and PlushCare (during the three months ended May 31, 2021). Significant changes in the deferred revenue balances during the three months ended May 31, 2022 and 2021 were the result of recognized revenue of $24,447 and $18,925, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the three months ended May 31, 2022 and 2021 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended May 31, 2022 and 2021 was $1,829 and $1,410, respectively. These amounts relate to the ratable recognition through the minimum contract term of performance obligations satisfied in prior periods related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $838 and $427 for the three months ended May 31, 2022 and 2021, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.

Deferred commissions are paid over the first year of a contract and are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

operations and totaled $592 and $438 for the three months ended May 31, 2022 and 2021, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $86 and $81 for the three months ended May 31, 2022 and 2021, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $225 and $164 for the three months ended May 31, 2022 and 2021, respectively.

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

The aggregate purchase consideration of $420,090 was provided through cash of $226,135 (net of $205 cash acquired) and the issuance of up to 4,384,882 shares of the Company’s common stock, of which 2,822,242 were issued upon closing of the acquisition, of which 2,495,441 were fully vested at the time of issuance with the remaining 326,801 vesting over future service periods. The cash consideration in the above table includes the repayment of 2nd.MD debt of $13,026. The contingent consideration represented potential obligations for the Company to issue up to 2,170,972 additional shares of its common stock to the selling shareholders of 2nd.MD and is comprised of two earnout scenarios associated with (1) a contract renewal and (2) the achievement of certain future revenue milestones. As a result of the contract renewal and achievement of certain revenue milestones, the Company will issue a total of 1,977,343 shares of its common stock, of which 1,939,853 shares of common stock were issued in May 2022. The estimated fair value of the replacement awards issued in the above table is comprised of 120,760 restricted stock units issued to 2nd.MD employees with an estimated fair value of $5,434 of which $1,520 was attributable to pre-acquisition services. The remaining estimated value of $3,914 associated with the replacement awards is attributable to post-acquisition services and will be expensed over the future requisite service periods of the awards.

Several key 2nd.MD employees entered into agreements with the Company whereby their pro rata portion of shares issued at closing and upon achievement of the contingent consideration milestones are also subject to continuous employment with the Company and vest annually over a period of two years following the acquisition date. Upon voluntary termination of employment, any unvested shares will be forfeited. Due to the risk of forfeiture upon termination of employment, the aggregate 326,801 shares issued at closing and the aggregate shares eligible to be issued upon achievement of the contingent consideration milestones of 281,531 shares were excluded from the purchase price and contingent consideration. These shares are accounted for as stock-based compensation expense in the post business combination periods.

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

The Company accounted for the acquisition of 2nd.MD under the U.S. GAAP business combinations guidance. This accounting requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed was subject to further adjustment within the measurement period (up to one year from the acquisition date). Measurement period adjustments since initial preliminary estimates reported in the first quarter of fiscal 2022 were primarily related to an updated working capital calculation. The cumulative effect of all measurement period adjustments resulted in a decrease to recognized goodwill of $1,878. As of February 28, 2022, the purchase price allocation was considered complete.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Acquisition of PlushCare

On June 9, 2021, the Company acquired all the outstanding equity interests of PlushCare.  Based in San Francisco, California, PlushCare is a provider of various technology and administrative services to the medical practice PCs, which in turn provide virtual primary care and mental health support to patients. The results of operations and financial position of PlushCare are included in the Company’s consolidated financial statements from the date of acquisition.

The consideration paid was comprised of cash, common stock, and contingent consideration as follows:

Consideration
Fair value of common stock issued	$330,338
Fair value of contingent consideration	44,618
Cash consideration, net of cash acquired	33,860
Fair value of replacement awards	5,209
Total consideration	$414,025

The aggregate purchase consideration of $414,025 was provided through cash of $33,860 (net of $17,837 cash acquired and $1,463 of debt repaid) and the issuance of 7,144,393 shares of the Company’s common stock, of which 854,717 are subject to future vesting and excluded from consideration paid. The contingent consideration represented a potential obligation for the Company to issue up to an additional 1,429,556 shares of its common stock and up to approximately $2,000 in cash upon the achievement of defined revenue milestones following the closing. Up to 102,111 shares of this contingent consideration will be withheld from being issued to the selling shareholders of PlushCare until the resolution of a pending litigation matter. The contingency was resolved at December 31, 2021, and as a result the Company issued 1,327,445 shares of its common stock subsequent to May 31, 2022, excluding the 102,111 shares that are withheld pending the resolution of the litigation matter.

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

The Company accounted for the acquisition of PlushCare under the U.S. GAAP business combinations guidance. This accounting requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed was subject to further adjustment within the measurement period (up to one year from the acquisition date). Measurement period adjustments since initial preliminary estimates reported in the second quarter of fiscal 2022 were primarily related to updated assessments of acquired deferred tax liability and accounts receivable. The cumulative effect of all measurement period adjustments resulted in a decrease to recognized goodwill of $1,685. As of May 31, 2022, the purchase price allocation was considered complete.

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

Unaudited Pro Forma
Three months ended May 31, 2021
Revenue	$72,532
Net loss	$(63,099)

Pro forma net income (loss) for the three months ended May 31, 2021 reflect adjustments primarily related to interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisition had been completed at the beginning of the respective periods.

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

Acquisition and Integration-Related Costs

Acquisition and integration-related costs include banking, legal, accounting, and consulting fees. For the three months ended May 31, 2021, the Company incurred $8,380 in acquisition and integration-related costs that were expensed immediately and recorded in general and administrative expenses in the Company’s consolidated statements of operations.

(5)   Goodwill and Intangible Assets

The following table presents changes in the carrying amount of goodwill for the three months ended May 31, 2022:

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Balance, February 28, 2022	$577,896
Impairment	(299,705)
Balance, May 31, 2022	$278,191

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

As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an impairment test of its goodwill and intangible assets as of May 31, 2022. As a result of this testing, the Company recorded a non-cash goodwill impairment charge of $299,705 (equivalent to $4.30 per basic and diluted share) during the three months ended May 31, 2022. No impairments were recorded to intangible assets.

The Company’s May 31, 2022 goodwill impairment test reflected an allocation of 70% and 30% between income and market-based approaches, respectively. The Company believes the 70% weighting to the income-based approach is appropriate as it more directly reflects its future growth and profitability expectations. Significant inputs into the valuation models included the discount rate, revenue market multiples, and estimated future cash flows. Management used a discount rate of 11% and guideline peer group and public transaction revenue multiples between 1.1x and 1.8x current and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s operating income, net assets, and/or the Company’s cost of, or access to, capital.

Intangible assets consist of the following as of May 31, 2022:

		As of May 31, 2022
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Customer relationships	2 to 20 years	$124,050	$(9,425)	$114,625	18.4
Technology	2 to 5 years	111,526	(27,736)	83,790	3.7
Supplier-based network	5 years	25,000	(6,250)	18,750	3.8
Trade name	10 years	13,700	(1,455)	12,245	8.9
Non-compete agreement	2 to 3 years	9,300	(4,392)	4,908	1.3
		$283,576	$(49,258)	$234,318

Amortization expense for intangible assets was $10,372 and $6,605 during the three months ended May 31, 2022 and 2021, respectively.

(6)   Leases

The Company adopted Topic 842 on February 28, 2022, with an effective date of adoption of March 1, 2021, using the modified retrospective approach. The Company has operating leases for offices and certain equipment under non-cancelable leases in the United States and Czech Republic. These leases have remaining terms of up to 8 years. The Company had no finance leases during the three months ended May 31, 2022.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The components of operating lease cost recorded in the consolidated statements of operations were as follows:

	Three Months Ended May 31,
	2022	2021
Operating lease cost	1,949	$1,760
Variable lease cost	430	344
Total lease cost	2,379	$2,104

The following tables set forth the cash flows, weighted-average remaining term, and weighted-average discount rate for the Company’s leases:

	Three Months Ended May 31,
Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,128	$2,036
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,155	$2,367

Supplemental Information	May 31, 2022
Weighted-average remaining lease term (years)	5.8
Weighted-average discount rate	4.9%

As of May 31, 2022, the future minimum lease payments under non-cancelable operating leases were as follows:

Year Ending February 28(29),
Remainder of 2023	$6,667
2024	8,860
2025	7,281
2026	7,248
2027	6,318
Thereafter	9,405
Total lease payments	45,779
Less: Imputed interest	(6,221)
Total lease liabilities	$39,558

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(7)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	May 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$98,800	$—	$—	$98,800
United States treasury bills	$144,959	$—	$—	$144,959

	February 28, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$131,527	$—	$—	$131,527
United States treasury bills	$99,999	$—	$—	$99,999

The estimated fair value of the convertible senior notes (Note 8) was $185,265 as of May 31, 2022, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

(8)   Debt

(a)  Convertible Senior Notes and Capped Call Options

Convertible Senior Notes

The Notes consisted of the following:

	May 31, 2022	February 28, 2022
Principal	$287,500	$287,500
Unamortized issuance costs	(6,417)	(6,834)
Net carrying amount	$281,083	$280,666

In March 2021, the Company completed a private convertible note offering, pursuant to an Indenture dated as of March 29, 2021 between the Company and U.S. Bank National Association, as trustee (the Indenture), and issued $287,500 of 0.50% Convertible Senior Notes due 2026 (the Notes) that mature in April 2026, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021 and are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company incurred costs of $8,428 in connection with the Notes and the capped calls, of which $8,368 was allocated to the Notes and recorded as a debt discount and $60 was allocated to the capped call and recorded directly to additional paid-in capital. Net proceeds from the issuance of Notes were $279,132, and the Company used $34,443 of the net proceeds to pay the costs of the capped call transactions described below. For the three months ended May 31, 2022 and 2021, the Company recorded interest expense of $779 and $553, respectively, of which $417 and $302, respectively, was associated with the amortization of the debt discount.

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

As of May 31, 2022, none of the conditions of the Notes to early convert have been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of May 31, 2022, the Company was in compliance with all covenants in the Notes.

The Company concluded the Notes are accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate for the Notes is 1.1%.

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

As the capped call options are both legally detachable and separately exercisable from the Notes, the Company accounts for the capped call options separately from the Notes. The capped call options are indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped call options were included as a net reduction to additional paid-in capital in the consolidated balance sheet

(b)  Revolving Credit Facility

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of May 31, 2022, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,425. These letters of credit are secured through the revolving credit facility, thus reducing the maximum capacity of the revolving credit facility to $78,575 as of May 31, 2022. No amounts are outstanding as of May 31, 2022.

The 2019 Revolver term ends on July 19, 2022. The interest rate on the outstanding borrowings are at LIBOR plus 350 basis points (prior to December 31, 2021) or Base Rate (as defined) plus 250 basis points, with the LIBOR rate and Base Rate subject to minimum levels.  Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility. Issuance costs of $543, including the fair value of warrants issued, were capitalized and are being amortized to interest expense over the remainder of the 2019 Revolver term. During the three months ended May 31, 2022 and 2021, the Company recorded interest expense of $52 and $121, respectively, related to the revolving credit facility. As of February 28, 2021, deferred financing fees have been fully amortized.

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

(9)  Stock-based Compensation

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended May 31,
	2022	2021
Cost of revenue, excluding depreciation and amortization	$1,128	$328
Product and technology	7,490	1,822
Sales and marketing	3,989	1,373
General and administrative	6,782	4,152
Total stock-based compensation	$19,389	$7,675

(a) Stock Options

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of May 31, 2022, there was a total of 9,211,901 shares of common stock authorized for issuance under the Incentive Plan, of which 5,778,556 were available for future grants.

The following is a summary of stock option activity under the Incentive Plan:

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Balance, February 28, 2022	8,045,792	$11.24
Granted	87,008	14.05
Exercised	(45,755)	7.28
Forfeited	(91,644)	19.84
Balance, May 31, 2022	7,995,401	$11.20	5.8	years	$7,983,093

For the three months ended May 31, 2022 and 2021, the Company recognized $2,692 and $2,114 in compensation expense related to stock options, respectively. As of May 31, 2022, approximately $22,162 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 2.1 years. The aggregate intrinsic value of stock options exercised was $349 and $8,774 for the three months ended May 31, 2022 and 2021, respectively.

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

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Balance, February 28, 2022	267,721
Exercised	(24,678)	$1.06
Forfeited	—	$—
Balance, May 31, 2022	243,043	$1.71	7.5	years	$1,144,746

There were 48,556 stock options outstanding as of the acquisition date that were exercised prior to being vested. These options are excluded from the table above and vest on a pro rata basis monthly through May 2023. A total of 6,309 options vested during the three months ended May 31, 2022. For the three months ended May 31, 2022, the Company recognized $1,244 in compensation expense related to PlushCare stock options. As of May 31, 2022, approximately $6,086 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 1.7 years. The aggregate intrinsic value of stock options exercised was $260,688 for the three months ended May 31, 2022.

(c)  Restricted Stock Units

The Company issued 622,873 time-based restricted stock units during the three months ended May 31, 2022. These time-based restricted stock units are generally subject to a four-year vesting period, with one quarter of an award vesting one year after the vesting commencement date and the remainder vesting ratably on a monthly basis over the subsequent three years. The following is a summary of activity for the three months ended May 31, 2022:

Restricted Stock Units
Balance, February 28, 2022	2,226,057
Granted	622,873
Vested	(158,268)
Forfeited	(111,415)
Balance, May 31, 2022	2,579,247

For the three months ended May 31, 2022 and 2021, the Company recognized $6,632 and $1,630, respectively, in restricted stock unit compensation expense with $75,958 remaining total unrecognized compensation costs related to these awards as of May 31, 2022. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.1 years. The weighted average grant date fair value of restricted stock units granted during the three months ended May 31, 2022 was $14.10.

In connection with the PlushCare acquisition, the agreement provides for the issuance of time-based restricted stock units for 64,694 shares of common stock to existing PlushCare shareholders, upon the achievement of the contingent consideration revenue milestones. These restricted stock units have not yet been issued and are not included in the table

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

above. For the three months ended May 31, 2022, the Company recognized $183 in restricted stock unit compensation expense related to these restricted stock units.

Also, during the quarter ended May 31, 2022, the Company recorded $1,312 in stock-based compensation expense related to the approved issuance of restricted stock units in lieu of cash for a portion of the Company’s 2023 bonus plan payout.

(d)  Employee Stock Purchase Plan

In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering (IPO). The total shares of common stock initially reserved under the ESPP was limited to 1,100,000 shares. On March 1, 2022, there was an automatic annual increase, which increased the total available common shares to 2,327,976.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $411 and $391 during the three months ended May 31, 2022 and 2021, respectively, related to the ESPP.

During the three months ended May 31, 2022 and 2021, employees who elected to participate in the ESPP purchased a total of 343,310 and 50,516 shares of common stock, respectively, resulting in cash proceeds to the Company of $1,787 and $1,948, respectively. ESPP employee payroll contributions accrued as of May 31, 2022 and February 28, 2022 totaled $874 and $1,511, respectively, and are included within accrued compensation in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.

(e)  Other

In connection with the acquisition of 2nd.MD (Note 4), several 2nd.MD individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 608,332 shares that required continued employment with the Company. These shares are excluded from the above restricted stock units table. Included in the 608,332 shares are 281,531 shares that were also contingent upon the achievement of the contingent consideration milestones. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. These shares vested 50% on the first anniversary of the acquisition date and will vest 50% on the second anniversary of acquisition date. As a result of the achievement of certain revenue milestones (the contingent consideration milestones), a total of 256,418 of the eligible 281,531 shares will be issued to such shareholders, subject to the service requirements.  As of May 31, 2022, there were 241,614 unvested shares outstanding with a grant date fair value of $46.56 per share, with vesting subject to future service periods. The Company recognized stock-based compensation expense of $3,358 during the three months ended May 31, 2022, including $3,139 of accelerated expense

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

related to certain separation and transition agreements entered into during fiscal 2022. The unamortized compensation expense of $657 will be recognized over a weighted average remaining period of 0.7 years.

In connection with the acquisition of PlushCare (Note 4), certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares will vest on the first anniversary of the acquisition date, one third will vest on the second anniversary of acquisition date, and one third will vest on the third anniversary of the acquisition date. As of May 31, 2022, there were 806,161 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $3,557 during the three months ended May 31, 2022. The unamortized compensation expense of $28,574 will be recognized over a weighted average remaining period of 2.2 years.

(10)   Income Taxes

The provision (benefit) for income taxes consists of provisions for federal, state and foreign income taxes for separate U.S. tax filers and for entities in separate tax jurisdictions. As a result of the Company’s history of net operating losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized. For the three months ended May 31, 2022 and 2021, the Company recorded income tax provision (benefit) of $(3,899) and $19, respectively, which resulted in effective tax rates of 1.1% and (0.0%), respectively. The tax benefit of $(3,899) for the three months ended May 31, 2022 is primarily related to the reversal of the deferred tax liability associated with the basis difference in goodwill from the 2nd.MD acquisition. The goodwill impairment recorded required the Company to reverse that deferred tax liability during the three months ended May 31, 2022.

(11)   Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended
	May 31,
	2022	2021
Net loss	$(342,822)	$(48,707)
Weighted-average common shares used in computing net loss per share	69,738,638	58,261,233
Net loss per share attributable to common stockholders, basic and diluted	$(4.92)	$(0.84)

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

	Three months ended
	May 31,
	2022	2021
Stock options	8,238,444	8,448,011
Unvested restricted stock units	2,579,247	501,952
Shares issued to 2nd.MD employees and subject to vesting	274,224	608,332
Contingent shares in connection with 2nd.MD acquisition	—	1,889,441
Shares issued to PlushCare employees and subject to vesting	831,398	—
Indemnity shares held in escrow in connection with PlushCare acquisition	27,342	—
Shares to be issued to HealthReveal shareholders upon expiration of indemnification	28,089	—
Convertible Senior Notes	5,700,297	5,700,297
Total	17,679,041	17,148,033

(12)   Commitments and Contingencies

(a)  Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity. As of May 31, 2022, the Company had accruals of $888 related to legal matters.

On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint alleges that certain of PlushCare’s subscription payment practices violate the California Automatic Renewal Law and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this matter, subject to a cap. As a loss is probable and can be reasonably estimated, the Company has recorded a contingent liability and corresponding indemnification asset at May 31, 2022.

(b)  Employment Agreements

Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.

(c)  Purchase Obligations

The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to September 30 in each of the fiscal years 2023 through 2027. As of May 31, 2022, the Company has remaining future purchase commitments under this agreement of $36,736.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 28, 2022 included in the Annual Report on Form 10-K. Our fiscal year ends on the last day of February, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

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

In September 2021, we announced new solutions and new naming for the solutions described above. The new solutions – Accolade One and Accolade Care – combine the capabilities of Accolade’s historical navigation and advocacy solutions with our acquired primary care, mental health, and expert medical opinion services, augmented by artificial intelligence, machine learning, and data-driven recommendations. The new solutions are in their early stages of implementation. Additionally, we announced new solution bundles incorporating all of our existing solutions to reflect the evolution and maturation of our offering portfolio. With these changes, our current offerings include:

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

For the three months ended May 31, 2022, our total revenue was $85.5 million, representing 44% year-over-year growth compared to total revenue of $59.5 million for the three months ended May 31, 2021. For the three months ended May 31, 2022 and 2021, our net loss was $342.8 million and $48.7 million, respectively.  Net loss for the three months ended May 31, 2022 included a goodwill impairment charge of $299.7 million.

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

Factors Affecting Our Performance

The following factors have been important to our business and we expect them to impact our business, results of operations, and financial condition in future periods:

Growth and Retention of Our Customer Base

We believe there is a substantial opportunity to further grow our customer base in our large and under-penetrated market through our sales and marketing strategy. Across our existing customer base and as we acquire new customers, we intend to expand and deepen these relationships. As we build trust through our proven model, we seek to cross-sell our Accolade ExpertMD and Accolade Care solutions as well as Accolade partner ecosystem programs. We plan to continue to invest in sales and marketing in order to grow our customer base and increase sales to existing customers. Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

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

Goodwill impairment. Goodwill impairment expense represents impairment charges incurred as a result of goodwill impairment testing.

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended
	May 31,
	2022	2021

	(in thousands)
Revenue	$85,528	$59,527
Cost of revenue, excluding depreciation and amortization(1)	47,615	35,936
Operating expenses:
Product and technology(1)	26,817	15,939
Sales and marketing(1)	25,614	14,509
General and administrative(1)	20,238	22,002
Depreciation and amortization	11,576	8,696
Goodwill impairment	299,705	—
Change in fair value of contingent consideration	—	10,460
Total operating expenses	383,950	71,606
Loss from operations	(346,037)	(48,015)
Interest expense, net	(634)	(618)
Other expense	(50)	(55)
Loss before income taxes	(346,721)	(48,688)
Income tax benefit (expense)	3,899	(19)
Net loss	$(342,822)	$(48,707)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended
	May 31,
	2022	2021

	(in thousands)
Cost of revenue	$1,128	$328
Product and technology	7,490	1,822
Sales and marketing	3,989	1,373
General and administrative	6,782	4,152
Total stock‑based compensation	$19,389	$7,675

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended
	May 31,
	2022	2021
Revenue	100%	100%
Cost of revenue, excluding depreciation and amortization	56%	60%
Operating expenses:
Product and technology	31%	27%
Sales and marketing	30%	24%
General and administrative	24%	37%
Depreciation and amortization	14%	15%
Goodwill impairment	350%	—%
Change in fair value of contingent consideration	—%	18%
Total operating expenses	449%	120%
Loss from operations	(405)%	(81)%
Interest expense, net	(1)%	(1)%
Other expense	(0)%	(0)%
Loss before income taxes	(405)%	(82)%
Income tax benefit (expense)	5%	(0)%
Net loss	(401)%	(82)%

Comparison of Three Months Ended May 31, 2022 and 2021

Revenue

	For the three months ended
	May 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Revenue	$85,528	$59,527	$26,001	44%

Revenue increased $26.0 million, or 44%, to $85.5 million for the three months ended May 31, 2022, as compared to $59.5 million for the three months ended May 31, 2021. The increase was attributable primarily to revenues derived from the PlushCare acquisition and growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	May 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$47,615	$35,936	$11,679	32%

Cost of revenue, excluding depreciation and amortization increased $11.7 million, or 32%, to $47.6 million for the three months ended May 31, 2022, as compared to $35.9 million for three months ended May 31, 2021. The increase was attributable primarily to cost of revenue incurred by PlushCare as well as an increase in personnel and related costs to serve the customer base which grew in the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022.

Operating expenses

	For the three months ended
	May 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$26,817	$15,939	$10,878	68%
Sales and marketing	25,614	14,509	11,105	77%
General and administrative	20,238	22,002	(1,764)	(8)%
Depreciation and amortization	11,576	8,696	2,880	33%
Goodwill impairment	299,705	—	299,705	N/A
Change in fair value of contingent consideration	—	10,460	(10,460)	N/A
Total operating expenses	$383,950	$71,606	$312,344	436%

Product and technology.    Product and technology expense increased $10.9 million, or 68%, to $26.8 million for the three months ended May 31, 2022, as compared to $15.9 million for the three months ended May 31, 2021. The increase was primarily driven by increases in personnel added via the PlushCare acquisition, along with the addition of personnel in product development and product management to support the development of new and existing offerings in connection with the expansion of our business.

Sales and marketing.    Sales and marketing expense increased $11.1 million, or 77%, to $25.6 million for the three months ended May 31, 2022, as compared to $14.5 million for the three months ended May 31, 2021. The increase was primarily driven by increases in personnel added via the PlushCare acquisition, digital marketing costs associated with customer acquisition spend related to PlushCare, along with an increase in the size of our marketing function associated with the expansion of our business.

General and administrative.    General and administrative expense decreased $1.8 million, or 8%, to $20.2 million for the three months ended May 31, 2022, as compared to $22.0 million for the three months ended May 31, 2021. The decrease was primarily due to acquisition and integration-related costs incurred during the first quarter of fiscal 2022 that were not incurred in the first quarter of fiscal 2023, partially offset by the addition of general and administrative costs from the PlushCare business, addition of personnel, and increased professional and consulting fees.

Depreciation and amortization.    Depreciation and amortization expense increased $2.9 million, or 33%, to $11.6 million for the three months ended May 31, 2022, as compared to $8.7 million for the three months ended May 31, 2021. The increase was primarily due to amortization of PlushCare intangible assets acquired during the second quarter of fiscal 2022.

Goodwill impairment.  This operating expense represents the impairment charge taken as a result of the goodwill impairment test performed during the three months ended May 31, 2022.

Change in fair value of contingent consideration.    This operating expense represents the change in the fair value of the contingent consideration liabilities associated with the 2nd.MD and PlushCare acquisitions. The contingent consideration was reclassified to equity prior to the three months ended May 31, 2022.

Interest expense, net

	For the three months ended
	May 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Interest expense, net	$634	$618	$16	3%

Interest expense, net increased $0.0 million, or 3%, to $0.6 million for the three months ended May 31, 2022, as compared to $0.6 million for the three months ended May 31, 2021.  The increase was primarily due to expenses associated with the convertible notes issued during the first quarter of fiscal 2022.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended
	May 31,
	2022	2021

	(in thousands, except percentages)
Adjusted Gross Profit	$39,041	$23,919
Adjusted Gross Margin	45.6%	40.2%
Adjusted EBITDA	$(15,367)	$(12,804)

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) adjusted to exclude interest expense (net), income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition and integration-related costs, goodwill impairment, and change in fair value of contingent consideration. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this measure generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

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

	For the three months ended
	May 31,
	2022	2021

	(in thousands, except percentages)
Revenue	$85,528	$59,527
Less:
Cost of revenue, excluding depreciation and amortization	(47,615)	(35,936)
Gross profit, excluding depreciation and amortization	37,913	23,591
Add:
Stock‑based compensation, cost of revenue	1,128	328
Adjusted Gross Profit	$39,041	$23,919
Gross margin, excluding depreciation and amortization	44.3%	39.6%
Adjusted Gross Margin	45.6%	40.2%

Gross margin, excluding depreciation and amortization, for the three months ended May 31, 2022 and 2021, increased to 44.3% from 39.6%, respectively, and Adjusted Gross Margin for the three months ended May 31, 2022 and 2021, increased to 45.6% from 40.2%, respectively. The increase in gross margin and Adjusted Gross Margin for the comparable three-month period is driven primarily by higher margins in our virtual primary care offerings that were acquired during the second quarter of fiscal 2022 compared with the Company’s other offerings.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net income (loss):

	For the three months ended
	May 31,
	2022	2021

	(in thousands)
Net loss	$(342,822)	$(48,707)
Adjusted for:
Interest expense, net	634	618
Income tax (benefit) expense	(3,899)	19
Depreciation and amortization	11,576	8,696
Stock‑based compensation	19,389	7,675
Acquisition and integration‑related costs	—	8,380
Goodwill impairment	299,705	—
Change in fair value of contingent consideration	—	10,460
Other expense	50	55
Adjusted EBITDA	$(15,367)	$(12,804)

Liquidity and Capital Resources

We had cash and cash equivalents of $335.6 million as of May 31, 2022. Our cash equivalents are comprised primarily of money market accounts held at banks and United States treasury bills with original maturities of less than 90 days.

Our Debt Arrangements

As of May 31, 2022, we had $287.5 million in outstanding debt related to the Convertible Senior Notes issued in March 2021. We currently also have a revolving credit facility (2019 Revolver), which we entered into in July 2019.

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

The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations.   The interest rate on any outstanding borrowings will be at LIBOR plus 350 basis points or the lending institution's base rate plus 250 basis points, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.4 million. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $78.6 million. The 2019 Revolver expires in July 2022.

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

We were in compliance with all such applicable covenants as of May 31, 2022, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the three months ended
	May 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(30,461)	$(27,614)
Net cash used in investing activities	(1,272)	(328,712)
Net cash provided by financing activities	1,508	247,950

Operating Activities.   Net cash used in operating activities increased by $2.8 million to $30.5 million during the three months ended May 31, 2022 from $27.6 million during the three months ended May 31, 2021, primarily due to changes in accounts receivable and accrued compensation, partially offset by changes in deferred revenue and due to customers.

Investing Activities.    Net cash used in investing activities decreased by $327.4 million to $1.3 million during the three months ended May 31, 2022, from $328.7 million during the three months ended May 31, 2021, primarily due to cash paid for the acquisition of 2nd.MD of $228.0 million and the purchase of marketable securities of $100.0 million during the three months ended May 31, 2021.

Financing Activities.    Net cash provided by financing activities decreased by $246.4 million to $1.5 million during the three months ended May 31, 2022 from $248.0 million during the three months ended May 31, 2021, primarily due to the proceeds from the issuance of the Convertible Senior Notes of $287.5 million and payment for purchase of capped calls associated with the Convertible Senior Notes of $(34.4) million during the three months ended May 31, 2021.

Material Cash Requirements

As of May 31, 2022, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:

●	Principal and interest obligations on convertible debt – As discussed in detail above, the $287.5 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 8 to our consolidated financial statements for more details.
●	Operating leases – We have entered into operating leases, primarily for office space. Liabilities associated with these leases totaled $39.6 million as of May 31, 2022.
●	Other purchase obligations – We have entered into certain arrangements that include obligations to make significant future purchases. The majority of these purchases are not expected to be made over the next 12 months. See Note 12 to our consolidated financial statements for more details.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes. We did not have any other off-balance sheet arrangements, except to the extent reflected under “— Material Cash Requirements” above and in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended May 31, 2022, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2022 filed with the SEC. We incurred a goodwill impairment charge during the three months ended May 31, 2022, which is detailed below.

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

As a result of sustained decreases in our stock price and market capitalization, we conducted an impairment test of our goodwill as of May 31, 2022 in connection with the preparation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As a result of this testing, we recorded a $299.7 million non-cash goodwill impairment charge (equivalent to $4.30 per basic and diluted share) during the three months ended May 31, 2022. Our May 31, 2022 goodwill impairment test reflected an allocation of 70% and 30% between the income and market-based approaches, respectively. We believe the 70% weighting to the income-based approach is appropriate as it more directly reflects our future growth and profitability expectations. Significant inputs into the valuation models included the discount rate, revenue market multiples, and estimated future cash flows. We used a discount rate of 11% and guideline peer group and public transaction revenue multiples between 1.1x and 1.8x current and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

While we cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on our operating income, net assets, and/or our cost of, or access to, capital.

Realizability of Long-Lived Assets. We assess the realizability of our long-lived assets and related intangible assets, other than goodwill, upon the occurrence of events or changes in circumstances indicating that the carrying values of such assets may not be recoverable. We consider the following factors important in determining when to perform an impairment review: significant under-performance of a business or product line relative to budget; shifts in business strategies which affect the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews. When such events or changes in circumstances occur, we assess recoverability of these assets.

We assess recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If impairment indicators were present based on our undiscounted cash flow models, which include assumptions regarding projected cash flows, we would perform a discounted cash flow analysis to assess impairments on long-lived assets. Variances in these assumptions could have a significant impact on our conclusions as to whether an asset is impaired or the amount of any impairment charge. Impairment charges, if any, result in situations where any fair values of these assets are less than their carrying values. As a result of sustained decreases in our stock price and market capitalization, we conducted an impairment test of our intangible assets as of May 31, 2022. No impairments were recorded to intangible assets as a result of this testing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $335.6 million as of May 31, 2022 and $365.9 million as of February 28, 2022. Our cash equivalents are comprised primarily of money market accounts held at banks and United States treasury bills with original maturities of less than 90 days. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2022. Based on the evaluation of our disclosure controls and procedures as of May 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses in most periods since our inception and continue to have an accumulated deficit. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for the three months ended May 31, 2022 and each of the last three fiscal years, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which may be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

While no customer represented 10% or more of our revenue for the three months ended May 31, 2022, historically we have relied on a limited number of customers for a significant portion of our revenue. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts has in the past, and could in the future, adversely affect our results of operations. For example, in April 2022, Comcast Cable notified us that it would be exercising its right to terminate our contract “for convenience” effective at the end of the current calendar year ending December 31, 2022, subject to a right to elect to receive transition services for a period post-termination. Comcast accounted for less than 10%, 16%, and 24% of our revenue for the fiscal years ended February 28(29), 2022, 2021, and 2020, respectively. The loss of another significant customer, if we are not able to replace such revenue from other existing or new customers, could harm our business and our financial results. Although we typically enter into three-year contracts with our customers, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us, or may stage competitive request for proposal processes, any of which could result in the loss or reduced profitability of such customers’ agreements with us. Macroeconomic factors including the COVID-19 pandemic, rising inflation, and geopolitical risk may affect our customers' desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, during the initial year of the pandemic, customers in the airline industry had significant headcount reductions, which resulted in a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further disruption due to macroeconomic factors including the COVID-19 pandemic, rising inflation, and geopolitical risk. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of one or more of our largest customers declines, our credit risk could increase. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

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

The timing of our sales, revenue, and cash flows is difficult to predict because of the length and unpredictability of our sales cycle. The sales cycle for our solutions from initial contact to launch varies widely by potential customer. Some of our potential customers, especially in the case of our prospective strategic and enterprise customers, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet the specific needs of their group health plan, employee benefits programs, corporate budgets, and other goals, which frequently involves evaluation of not only our solutions but also an evaluation of other available solutions. Such evaluations have in the past resulted in extended sales cycles that, due to changes in corporate objectives, leadership involved in the selection process, and other factors, may result in delayed or suspended decision-making in awarding the sale. In addition, our sales cycle may become more lengthy and difficult as a result of macroeconomic factors including the COVID-19 pandemic, rising inflation, and geopolitical risk. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a potential customer's internal procurement processes, which involve intensive financial, operational, and security reviews, and for which our solutions represent a significant purchase. In addition, the significance and timing of our offering enhancements, and the introduction of new products by our competitors, may also affect our potential customers' purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized.

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

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount was approximately 2,350 as of February 28, 2022. Most of our employees have been with us for fewer than three years as a result of our rapid growth. We believe that our mission-driven culture has been an important contributor to our success, which we believe fosters empathy, innovation, teamwork, and passion for providing high levels of customer satisfaction and member engagement. If we fail to successfully integrate, develop, and motivate new employees, it could harm our mission-driven culture. In addition, as we grow and develop the infrastructure of a public company, we may find it difficult to maintain the important aspects of our mission-driven culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

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

Further, as of February 28, 2022, approximately 50% of our U.S. based labor force were hourly employees, including Accolade Health Assistants and certain clinicians, who are paid wage rates that currently are above the applicable U.S. federal and state minimum wage requirements. These employees are classified as non-exempt, overtime eligible under U.S. federal and state law. If we fail to effectively manage these hourly employees, then we may face claims alleging violations of wage and hour employment laws, including claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable and could divert management's attention from our business. We also could be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations. Although we have historically maintained a good relationship with our employees, our employees could unionize or any of our employees could engage in a strike, work stoppage, or other slowdown that would adversely affect our operations and could result in higher labor costs, which would harm our business.

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

We may issue equity securities or incur indebtedness to pay for any such acquisition or investment, which could adversely affect our business, results of operations, or financial condition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. In addition, a significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment annually and upon the identification of a triggering event, such as sustained declines in our stock price or market capitalization. For example, in the first quarter of fiscal 2023, the Company recorded a material impairment charge against goodwill. In the future, if our acquisitions do not yield expected returns, we may be required to take further charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

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

The market for our solutions is subject to rapid and significant changes. The market for technology-enabled solutions that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, increasing consumer financial responsibility, consumerism and engagement, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled solutions that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are continually involved in a number of projects to compete with new market entrants by developing new offerings, growing our customer base, and expanding into adjacent markets. For example, with the acquisitions of 2nd.MD and PlushCare, we introduced our expert medical opinion, virtual primary care, and mental health support offerings to our customers, including integrated offerings with our core navigation services referred to as Accolade One (an offering combining navigation, expert medical opinion services, and virtual primary care and mental health support), and Accolade Care (an offering combining our virtual primary care and mental health support with elements of our navigation capabilities). Further, the Accolade Boost solution and our Trusted Supplier Program are examples of add-on offerings we have deployed to complement our traditional offerings and generate additional value to our customers. These projects carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our customers. If we cannot adapt to rapidly evolving industry standards, technology, and increasingly sophisticated customers and their employees, our existing technology could become undesirable, obsolete, or harm our reputation.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as computer viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), employee or contractor misconduct or error, ransomware attacks, supply-chain attacks, software bugs, system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services. Our hybrid workforce poses increased risks to our information technology systems and data, as many of our employees work from home, at least part of the time, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Stock Market (Nasdaq). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. If any of our controls and systems do not perform as expected, we may experience additional material weaknesses in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional material weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and further ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is also required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue reports that are adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating, or if it is not satisfied with our remediation of any identified material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. Stockholders owning an aggregate of up to approximately 5.4 million shares are entitled, under our registration rights agreement, to require us to register shares owned by them for public sale in the United States.

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

Risks Related to Our Debt

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

Our stock price has been volatile, and it is likely that the trading price of our common stock may fluctuate substantially, depending on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Not applicable.

(b) Use of Proceeds

On July 7, 2020, we closed on our IPO in which we issued and sold 11,526,134 shares (inclusive of the underwriters’ over-allotment option to purchase 1,503,408 shares) of common stock at a price of $22.00 per share pursuant to a Registration Statement on Form S-1, as amended (File No. 333-236786). The aggregate net proceeds to us from the offering were $231.2 million, after deducting underwriting discounts and commissions of $17.8 million and net offering expenses of approximately $4.6 million. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of July 1, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on July 2, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated January 14, 2021, by and among Registrant, Maestro Merger Sub, LLC, Innovation Specialists LLC d/b/a 2nd.MD, and Shareholder Representative Services LLC, as Member Representative	8-K	001-39348	2.1	March 4, 2021

2.2†	Agreement and Plan of Merger, dated April 22, 2021, by and among Registrant, Panda Merger Sub, Inc., PlushCare, Inc., and Fortis Advisors LLC, as stockholder representative, as amended	8-K	001-39348	2.1	June 10, 2021

3.1	Amended and Restated Certificate of Incorporation of Accolade, Inc.	8-K	001-39348	3.1	July 10, 2020

3.2	Amended and Restated Bylaws of Accolade, Inc.	S-1/A	333-236786	3.4	February 28, 2020

4.1	Form of common stock certificate of the Registrant	S-1	333-236786	4.1	February 28, 2020

4.2	Fifth Amended and Restated Registration Rights Agreement by and between the Registrant and Certain of Its Stockholders, dated October 2, 2019	S-1	333-236786	4.2	February 28, 2020

4.3	Indenture, dated as of March 29, 2021, by and between Registrant and U.S. Bank National Association, as Trustee	8-K	001-39348	4.1	March 29, 2021

4.4	Form of Global Note, representing Registrant’s 0.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-39348	4.2	March 29, 2021

10.1*	Form of Vesting Acceleration Agreement					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Interactive Data Files	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

*Indicated management contract or compensatory plan.

† We have omitted schedules and similar attachments to the subject agreement pursuant to Item 601 of Regulation S-K. We will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

**This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCOLADE, INC. (Registrant)

Date: July 1, 2022	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: July 1, 2022	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial and Accounting Officer)