Form 10-Q
period 2022-08-31
Accolade, Inc.
filed 2022-10-06
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022

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

As of September 30, 2022, 71,938,910 shares of the registrant’s common stock were outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	August 31,	February 28,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$330,633	$365,853
Accounts receivable, net	23,489	21,116
Unbilled revenue	7,119	9,685
Current portion of deferred contract acquisition costs	3,445	3,015
Prepaid and other current assets	10,101	9,468
Total current assets	374,787	409,137
Property and equipment, net	12,306	11,797
Operating lease right-of-use assets	32,300	33,126
Goodwill	278,191	577,896
Intangible assets, net	223,946	244,690
Deferred contract acquisition costs	8,792	7,205
Other assets	1,362	1,678
Total assets	$931,684	$1,285,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,094	$7,837
Accrued expenses and other current liabilities	9,931	11,000
Accrued compensation	30,940	39,189
Due to customers	8,519	16,263
Current portion of deferred revenue	45,005	30,875
Current portion of operating lease liabilities	7,173	6,589
Total current liabilities	112,662	111,753
Loans payable, net of unamortized issuance costs	281,500	280,666
Operating lease liabilities	30,721	32,486
Other noncurrent liabilities	203	4,562
Deferred revenue	284	268
Total liabilities	425,370	429,735

Commitments and Contingencies (note 12)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 71,538,377 and 67,098,477 shares issued and outstanding at August 31, 2022 and February 28, 2022, respectively	7	7
Additional paid-in capital	1,390,296	1,350,431
Accumulated deficit	(883,989)	(494,644)
Total stockholders’ equity	506,314	855,794
Total liabilities and stockholders’ equity	$931,684	$1,285,529

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2022	2021	2022	2021
Revenue	$87,643	$73,288	$173,171	$132,815
Cost of revenue, excluding depreciation and amortization	49,830	44,334	97,445	80,270
Operating expenses:
Product and technology	26,194	22,512	53,011	38,451
Sales and marketing	24,936	24,009	50,550	38,518
General and administrative	21,020	26,170	41,258	48,172
Depreciation and amortization	11,571	11,021	23,147	19,717
Goodwill impairment	—	—	299,705	—
Change in fair value of contingent consideration	—	19,686	—	30,146
Total operating expenses	83,721	103,398	467,671	175,004
Loss from operations	(45,908)	(74,444)	(391,945)	(122,459)
Interest expense, net	(236)	(776)	(870)	(1,394)
Other income (expense)	(130)	11	(180)	(44)
Loss before income taxes	(46,274)	(75,209)	(392,995)	(123,897)
Income tax benefit (expense)	(249)	12,845	3,650	12,826
Net loss	$(46,523)	$(62,364)	$(389,345)	$(111,071)

Net loss per share, basic and diluted	$(0.66)	$(0.97)	$(5.54)	$(1.81)

Weighted-average common shares outstanding, basic and diluted	70,475,778	64,404,223	70,251,890	61,332,729

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, February 28, 2021	55,699,052	6	762,362	(371,520)	390,848
Issuance of common stock in connection with acquisition	2,822,242	—	116,187	—	116,187
Issuance of replacement awards in connection with acquisition	—	—	1,520	—	1,520
Exercise of stock options and vesting of restricted stock units	236,982	—	2,141	—	2,141
Purchase of capped calls	—	—	(34,503)	—	(34,503)
Issuance of common stock in connection with the employee stock purchase plan	50,516	—	1,948	—	1,948
Stock-based compensation expense	—	—	7,675	—	7,675
Net loss	—	—	—	(48,707)	(48,707)
Balance, May 31, 2021	58,808,792	$6	$857,330	$(420,227)	$437,109
Issuance of common stock in connection with acquisition	7,144,393	1	330,337	—	330,338
Issuance of replacement awards in connection with acquisition	—	—	5,209	—	5,209
Exercise of stock options and vesting of restricted stock units	394,815	—	3,491	—	3,491
Stock-based compensation expense	—	—	19,775	—	19,775
Net loss	—	—	—	(62,364)	(62,364)
Balance, August 31, 2021	66,348,000	$7	$1,216,142	$(482,591)	$733,558

	Stockholders' Equity (Deficit)
	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, February 28, 2022	67,098,477	7	1,350,431	(494,644)	855,794
Settlement of acquisition-related contingent consideration	1,939,853	—	—	—	—
Exercise of stock options and vesting of restricted stock units	228,701	—	358	—	358
Issuance of common stock in connection with the employee stock purchase plan	343,310	—	1,788	—	1,788
Stock-based compensation expense	—	—	19,389	—	19,389
Net loss	—	—	—	(342,822)	(342,822)
Balance, May 31, 2022	69,610,341	$7	$1,371,966	$(837,466)	$534,507
Settlement of acquisition-related contingent consideration	1,327,408	—	—	—	—
Exercise of stock options and vesting of restricted stock units	600,628	—	816	—	816
Stock-based compensation expense	—	—	17,514	—	17,514
Net loss	—	—	—	(46,523)	(46,523)
Balance, August 31, 2022	71,538,377	$7	$1,390,296	$(883,989)	$506,314

See accompanying notes to condensed consolidated financial statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended August 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(389,345)	$(111,071)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Goodwill impairment	299,705	—
Depreciation and amortization expense	23,147	19,717
Amortization of deferred contract acquisition costs	1,713	1,246
Change in fair value of contingent consideration	—	30,146
Deferred income taxes	(3,859)	(12,865)
Noncash interest expense	838	823
Stock-based compensation expense	36,903	27,450
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and unbilled revenue	193	1,440
Accounts payable and accrued expenses	3,623	(267)
Deferred contract acquisition costs	(3,730)	(2,349)
Deferred revenue and due to customers	6,403	16,735
Accrued compensation	(8,249)	(5,782)
Other liabilities	(474)	(75)
Other assets	(322)	(3,792)
Net cash used in operating activities	(33,454)	(38,644)
Cash flows from investing activities:
Purchase of marketable securities	—	(99,998)
Sale of marketable securities	—	99,998
Capitalized software development costs	(1,499)	(356)
Purchases of property and equipment	(1,405)	(1,573)
Cash paid for acquisition, net of cash acquired	—	(261,873)
Net cash used in investing activities	(2,904)	(263,802)
Cash flows from financing activities:
Proceeds from stock option exercises	1,178	5,654
Payments of equity issuance costs	—	(60)
Payment of debt issuance costs	—	(8,368)
Payment for purchase of capped calls	—	(34,443)
Proceeds from employee stock purchase plan	1,788	2,282
Proceeds from borrowings on debt	—	287,500
Payment of contingent consideration for acquisition	(1,828)	—
Net cash provided by financing activities	1,138	252,565
Net decrease in cash and cash equivalents	(35,220)	(49,881)
Cash and cash equivalents, beginning of period	365,853	433,884
Cash and cash equivalents, end of period	$330,633	$384,003
Supplemental cash flow information:
Interest paid	$820	$102
Fixed assets included in accounts payable	$429	$166
Other receivable related to stock option exercises	$4	$75
Income taxes paid	$22	$60
Common stock issued in connection with acquisitions	$—	$446,525
Replacement awards issued in connection with acquisitions	$—	$6,729

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

The PCs are variable interest entities (VIE) to the Company. Under Accounting Standards Codification Subtopic 810 – Consolidation, the Company is considered the PC’s primary beneficiary because the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and absorbs the residual benefits and losses from the VIE’s operations. Consequently, the Company consolidates the operations of the PCs. PC assets were $33,138 as of August 31, 2022. These assets consisted primarily of receivables from PlushCare, Inc. of $16,891 and cash of $13,766, which may only be used to settle the obligations of the PCs. PC liabilities were $20,510 as of August 31, 2022 and consisted primarily of amounts due to Accolade, Inc. of $16,051.

The PCs and the Company are independent entities, and as such creditors of the PCs do not have recourse against the Company in the event of default by the PCs. Additionally, the PCs’ non-cash assets are available to the Company to satisfy obligations or for other corporate purposes.

(b)  Unaudited Interim Financial Statements

The accompanying consolidated financial statements and the related footnote disclosures are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim consolidated financial position as of

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

August 31, 2022, the results of its operations for the three and six months ended August 31, 2022 and 2021, and its cash flows for the six months ended August 31, 2022 and 2021. The results for the three and six months ended August 31, 2022 are not necessarily indicative of results to be expected for the year ending February 28, 2023, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 28, 2022.

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

For the three months ended August 31, 2022 and 2021, the Company capitalized $733 and $356, respectively, for internal-use software. For the six months ended August 31, 2022 and 2021, the Company capitalized $1,499 and $356, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended August 31, 2022 and 2021 was $289 and $592, respectively.  Amortization expense related to capitalized internal-use software during the six months ended August 31, 2022 and 2021 was $579 and $1,806, respectively.

(d)  Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. There were no long-lived asset impairment charges recorded during the three and six months ended August 31, 2022 and 2021.

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

The Company performs an impairment analysis of goodwill on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded. A goodwill impairment loss was recorded during the first quarter of fiscal 2023. See Note 5 for further information.

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

Significant customers are those which represent 10% or more of the Company’s revenue during the periods. For each significant customer, revenue as a percentage of total revenue was as follows:

	For the three months ended August 31,			For the six months ended August 31,
	2022		2021	2022		2021
Customer 1	*	%	9.7%	*	%	10.7%

*For the three and six months ended August 31, 2022, no customer represented 10% or more of the Company’s revenue.

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

Prior to the adoption of Topic 842, the Company accounted for leases under FASB ASC Topic 840, Leases (Topic 840).

(k) Recently Issued Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance when measuring the fair

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

value of an equity security subject to contractual sale restrictions that prohibit the sale of an equity security and requires certain disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2023, with early adoption permitted. The provisions of ASU 2022-03 are to be applied prospectively with any adjustments made to earnings on the date of adoption. The Company is currently evaluating the impact, if any, of this guidance on its financial statements.

(3) Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Access fees	$67,878	$60,700	$136,003	$116,905
Utilization-based fees	19,765	12,588	37,168	15,910
Total	$87,643	$73,288	$173,171	$132,815

As of August 31, 2022, $245,661 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Fiscal year ending February 28(29),
Remainder of 2023	$94,756
2024	94,071
2025	49,164
2026	7,670
Total	$245,661

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the six months ended August 31, 2022 and 2021 were the result of revenue recognized as well as net cash received and liabilities assumed associated with the acquisitions of 2nd.MD and PlushCare (during the six months ended August 31, 2021). Significant changes in the deferred revenue balances during the six months ended August 31, 2022 and 2021 were the result of recognized revenue of $29,550 and $23,746, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the three and six months ended August 31, 2022 and 2021 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended August 31, 2022 and 2021 was $794 and $1,348, respectively. Revenue related to performance obligations satisfied in prior periods that was recognized during the six months ended August 31, 2022 and 2021 was $2,623 and $2,758, respectively. These amounts relate to the ratable recognition through the minimum contract term of performance obligations satisfied in prior periods related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $2,662 and $1,606 for the three months ended August 31, 2022 and 2021, respectively. The Company capitalized commission costs of $3,500 and

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

$2,033 for the six months ended August 31, 2022 and 2021, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.

Deferred commissions are paid over the first year of a contract and are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $672 and $466 for the three months ended August 31, 2022 and 2021, respectively, and $1,264 and $904 for the six months ended August 31, 2022 and 2021, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $144 and $234 for the three months ended August 31, 2022 and 2021, respectively, and $230 and $315 for the six months ended August 31, 2022 and 2021, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $223 and $179 for the three months ended August 31, 2022 and 2021, respectively, and $448 and $343 for the six months ended August 31, 2022 and 2021, respectively.

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

The aggregate purchase consideration of $420,090 was provided through cash of $226,135 (net of $205 cash acquired) and the issuance of up to 4,384,882 shares of the Company’s common stock, of which 2,822,242 were issued upon closing of the acquisition, of which 2,495,441 were fully vested at the time of issuance with the remaining 326,801 vesting over future service periods. The cash consideration in the above table includes the repayment of 2nd.MD debt of $13,026. The contingent consideration represented potential obligations for the Company to issue up to 2,170,972 additional shares of its common stock to the selling shareholders of 2nd.MD and is comprised of two earnout scenarios associated with (1) a contract renewal and (2) the achievement of certain future revenue milestones. As a result of the contract renewal and achievement of certain revenue milestones, the Company will issue a total of 1,977,343 shares of its common stock, of which 1,939,853 shares of common stock were issued in May 2022. The estimated fair value of the replacement awards issued in the above table is comprised of 120,760 restricted stock units issued to 2nd.MD employees with an estimated fair value of $5,434 of which $1,520 was attributable to pre-acquisition services. The remaining

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

estimated value of $3,914 associated with the replacement awards is attributable to post-acquisition services and is being expensed over the requisite service periods of the awards.

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

The estimated fair value of the contingent consideration associated with future revenue milestones was determined using a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions such as (i) projected eligible revenues, (ii) expected term, (iii) risk-free rate, (iv) risk-adjusted discount rate, (v) share volatility and (vi) operational leverage ratio between revenues and earnings before interest, taxes, depreciation and amortization (EBITDA). The fair value measurements for contingent consideration are based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the assumptions used could materially change the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was $37,767 as of January 31, 2022, at which time the contingency was resolved. The estimated fair value of contingent consideration decreased from the acquisition date to January 31, 2022 primarily due to a decrease in the Company’s stock price. The Company recorded the change in fair value of its contingent consideration liability in the consolidated statements of operations until January 31, 2022. Upon resolution of the contingency and determination of the number of common stock shares to be issued, the Company reclassified the value of the contingent consideration from a liability into stockholders’ equity in the consolidated balance sheet.

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

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The identifiable intangible assets included technology, customer relationships, trade name, supplier based network, and non-compete agreements and are being amortized on a straight-line basis ranging from 3 years to 20 years. Customer relationships and trade names were valued using a multiple period excess earnings method (MPEEM) and the relief from royalty method (RFR), respectively. The supplier-based network and non-compete agreement intangible assets were valued using the “With and Without Method.” These valuation methods are specific forms of the Income Approach, which is a valuation technique that derives value by estimating the fair value of after-tax cash flows attributable to the acquired intangibles. The valuation methods require several judgments and assumptions to determine the fair value of intangible assets, including growth rates, discount rates, customer attrition rates, expected levels of cash flows, and tax rate. Key assumptions used included revenue projections for fiscal 2022 through 2032, an attrition rate of 8.0%, a tax rate of 24%, a discount rate of 13%, a royalty rate of 1.5% and probability of competition of 33%.

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

The aggregate purchase consideration of $414,025 was provided through cash of $33,860 (net of $17,837 cash acquired and $1,463 of debt repaid) and the issuance of 7,144,393 shares of the Company’s common stock, of which 854,717 are subject to future vesting and excluded from consideration paid. The contingent consideration represented a potential obligation for the Company to issue up to an additional 1,429,556 shares of its common stock and up to approximately $2,000 in cash upon the achievement of defined revenue milestones following the closing, of which $1,828 was paid during the three months ended August 31, 2022. Up to 102,111 shares of this contingent consideration will be withheld from being issued to the selling shareholders of PlushCare until the resolution of a pending litigation matter. The contingency was resolved at December 31, 2021, and as a result the Company issued 1,327,408 shares of its common stock during the three months ended August 31, 2022, excluding the 102,111 shares that are withheld pending the resolution of the litigation matter.

The estimated fair value of the replacement awards issued in the above table is comprised of 325,992 options to purchase Accolade common stock issued to PlushCare employees as of the acquisition date with an estimated fair value of $16,663, of which $5,209 was attributable to pre-acquisition services. The remaining estimated value of $11,454 associated with the replacement awards is attributable to post-acquisition services and is being expensed over the requisite service periods of the awards.

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

The estimated fair value of the contingent consideration associated with future revenue milestones was determined using a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions such as (i) projected eligible revenues, (ii) expected term, (iii) risk-free rate, (iv) risk-adjusted discount rate, (v) share volatility, and (vi) operational leverage ratio between revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA). The fair value measurements for contingent consideration are based on significant inputs not observable in the market and thus represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the contingent consideration was $37,683 as of December 31, 2021, at which time the contingent consideration was resolved. The estimated fair value of contingent consideration decreased since the acquisition date primarily due to a decrease in the Company’s stock price. The Company recorded the change in fair value of its contingent consideration liability in the consolidated statements of operations through December 31, 2021.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Upon resolution of the contingency and determination of the number of common stock shares to be issued, the Company reclassified the value of the contingent consideration from a liability into stockholders’ equity as of February 28, 2022 in the consolidated balance sheet.

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

During the three months ended November 30, 2021, the Company included a correction to the fair value of contingent consideration from the preliminary value recorded in the second fiscal quarter of 2022 in the amount of $3,292. This correction resulted in an increase to recognized goodwill of $5,799 and would have resulted in less change in fair value of contingent consideration expense and net loss on the statement of operations of $3,292 during the three months ended August 31, 2021. The Company has concluded that this error was not material to the financial statements taken as a whole and has not revised the statement of operations for the three months ended August 31, 2021 presented in these financial statements.

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

	Unaudited Pro Forma
	Three months ended August 31, 2021	Six months ended August 31, 2021
Revenue	$74,629	$147,161
Net loss	$(62,491)	$(125,590)

Pro forma net loss for the three and six months ended August 31, 2021 reflect adjustments primarily related to interest expense, the amortization of intangible assets and stock-based compensation expense. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisition had been completed at the beginning of the respective periods.

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

Acquisition and Integration-Related Costs

Acquisition and integration-related costs include banking, legal, accounting, and consulting fees. For the three and six months ended August 31, 2021, the Company incurred $4,517 and $12,897, respectively, in acquisition and integration-related costs that were expensed immediately and recorded in general and administrative expenses in the Company’s consolidated statements of operations.

(5)   Goodwill and Intangible Assets

The following table presents changes in the carrying amount of goodwill for the six months ended August 31, 2022:

Balance, February 28, 2022	$577,896
Impairment	(299,705)
Balance, August 31, 2022	$278,191

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an impairment test of its goodwill and intangible assets as of May 31, 2022. As a result of this testing, the Company recorded a non-cash goodwill impairment charge of $299,705 (equivalent to $4.27 per basic and diluted share for the six months ended August 31, 2022) during the first quarter of fiscal 2023. No impairments to goodwill were recorded during the three months ended August 31, 2022 and no impairments were recorded to intangible assets during the six months ended August 31, 2022.

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

Intangible assets consist of the following as of August 31, 2022:

		As of August 31, 2022
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Customer relationships	2 to 20 years	$124,050	$(11,406)	$112,644	18.2
Technology	2 to 5 years	111,526	(33,501)	78,025	3.5
Supplier-based network	5 years	25,000	(7,500)	17,500	3.5
Trade name	10 years	13,700	(1,798)	11,902	8.7
Non-compete agreement	2 to 3 years	9,300	(5,425)	3,875	1.1
		$283,576	$(59,630)	$223,946

Amortization expense for intangible assets was $10,372 and $9,533 during the three months ended August 31, 2022 and 2021, respectively, and $20,744 and $16,138 during the six months ended August 31, 2022 and 2021, respectively.

(6)   Leases

The Company adopted Topic 842 on February 28, 2022, with an effective date of adoption of March 1, 2021, using the modified retrospective approach. The Company has operating leases for offices and certain equipment under non-cancelable leases in the United States and Czech Republic. These leases have remaining terms of up to 8 years. The Company had no finance leases during the six months ended August 31, 2022 and 2021.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The components of operating lease cost recorded in the consolidated statements of operations were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Operating lease cost	$1,889	$1,809	$3,838	$3,569
Variable lease cost	537	437	967	781
Total lease cost	$2,426	$2,246	$4,805	$4,350

The following tables set forth the cash flows, weighted-average remaining term, and weighted-average discount rate for the Company’s leases:

	Six Months Ended August 31,
Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,166	$4,133
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,155	$3,356

Supplemental Information	August 31, 2022
Weighted-average remaining lease term (years)	5.7
Weighted-average discount rate	4.9%

As of August 31, 2022, the future minimum lease payments under non-cancelable operating leases were as follows:

Year Ending February 28(29),
Remainder of 2023	$4,462
2024	8,857
2025	7,278
2026	7,245
2027	6,429
Thereafter	9,408
Total lease payments	43,679
Less: Imputed interest	(5,785)
Total lease liabilities	$37,894

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(7)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	August 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$148,800	$—	$—	$148,800

	February 28, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$131,527	$—	$—	$131,527
United States treasury bills	$99,999	$—	$—	$99,999

The estimated fair value of the convertible senior notes (Note 8) was $206,943 as of August 31, 2022, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

(8)   Debt

(a)  Convertible Senior Notes and Capped Call Options

Convertible Senior Notes

The Notes consisted of the following:

	August 31, 2022	February 28, 2022
Principal	$287,500	$287,500
Unamortized issuance costs	(6,000)	(6,834)
Net carrying amount	$281,500	$280,666

In March 2021, the Company completed a private convertible note offering, pursuant to an Indenture dated as of March 29, 2021 between the Company and U.S. Bank National Association, as trustee (the Indenture), and issued $287,500 of 0.50% Convertible Senior Notes due 2026 (the Notes) that mature in April 2026, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021 and are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company incurred costs of $8,428 in connection with the Notes and the capped calls, of which $8,368 was allocated to the Notes and recorded as a debt discount and $60 was allocated to the capped call and recorded directly to additional paid-in capital. Net proceeds from the issuance of Notes were $279,132, and the Company used $34,443 of the net proceeds to pay the costs of the capped call transactions described below. For the three months ended August 31, 2022 and 2021, the Company recorded interest expense of $779 and $773, respectively, of which $417 and $415, respectively, was associated with the amortization of the debt discount. For the six months ended August 31, 2022 and 2021, the Company recorded interest expense of $1,558 and $1,326, respectively, of which $834 and $717, respectively, was associated with the amortization of the debt discount.

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

As of August 31, 2022, none of the conditions of the Notes to early convert have been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of August 31, 2022, the Company was in compliance with all covenants in the Notes.

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

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility.  Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of August 31, 2022, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,425. These letters of credit are secured through the revolving credit facility, thus reducing the maximum capacity of the revolving credit facility to $78,575 as of August 31, 2022. No amounts are outstanding as of August 31, 2022.

The 2019 Revolver term ends on July 19, 2024. The interest rate on the outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index (BSBY) rate plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels.  Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility and have been fully amortized. During the three months ended August 31, 2022 and 2021, the Company recorded interest expense of $158 and $74, respectively, related to the revolving credit facility. During the six months ended August 31, 2022 and 2021, the Company recorded interest expense of $210 and $195, respectively, related to the revolving credit facility.

On August 21, 2020, the Company entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, the Company entered into a second amendment to the 2019 Revolver which modified the allocation requirements of the Company’s cash to be held at each of the two lenders participating in the 2019 Revolver.  On November 6, 2020, the Company entered into a third amendment to the 2019 Revolver which increased the capacity from a maximum of $50,000 to a maximum of $80,000, based on the achievement of certain growth metrics as defined in the amendment. On March 2, 2021, the Company entered into a fourth amendment to the 2019 Revolver in association with the acquisition of 2nd.MD to be

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

completed and amended certain revenue covenants. On March 23, 2021, the Company entered into a fifth amendment to the 2019 Revolver in association with the issuance of the Convertible Senior Notes. On May 26, 2021, the Company entered into a sixth amendment to the 2019 Revolver in association with the acquisition of PlushCare which modified certain reporting covenants. On July 19, 2022, the Company entered into a seventh amendment to the 2019 Revolver which extended the term until July 19, 2024, documented the transition from the LIBOR interest rate index to the BSBY rate, and established new minimum covenant revenue targets. The term will automatically be extended to July 19, 2025 if the Company has at least $200,000 in consolidated net cash as of May 31, 2024.

The 2019 Revolver is collateralized by substantially all of the assets of the Company.

(9)  Stock-based Compensation

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan.   The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of August 31, 2022, there was a total of 9,211,901 shares of common stock authorized for issuance under the Incentive Plan, of which 1,299,667 were available for future grants.

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended August 31,		Six months ended August 31,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization	$1,270	$1,054	$2,398	$1,382
Product and technology	5,625	6,366	13,115	8,188
Sales and marketing	4,270	4,054	8,259	5,427
General and administrative	6,349	8,301	13,131	12,453
Total stock-based compensation	$17,514	$19,775	$36,903	$27,450

(a) Stock Options

The following is a summary of stock option activity under the Incentive Plan:

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Balance, February 28, 2022	8,045,792	$11.24
Granted	884,951	7.96
Exercised	(210,675)	5.34
Forfeited	(348,166)	19.30
Balance, August 31, 2022	8,371,902	$10.71	5.8	years	$25,644

For the three months ended August 31, 2022 and 2021, the Company recognized $2,531 and $2,799 in compensation expense related to stock options, respectively. For the six months ended August 31, 2022 and 2021, the

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Company recognized $5,223 and $4,913 in compensation expense related to stock options, respectively. As of August 31, 2022, approximately $20,725 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 2.0 years. The aggregate intrinsic value of stock options exercised was $796 and $14,424 for the three months ended August 31, 2022 and 2021, respectively, and $1,145 and $23,198 for the six months ended August 31, 2022 and 2021, respectively.

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

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Balance, February 28, 2022	267,721
Exercised	(46,949)	$1.07
Forfeited	(2,402)	$2.79
Balance, August 31, 2022	218,370	$1.76	7.3	years	$1,838

There were 48,556 stock options outstanding as of the acquisition date that were exercised prior to being vested. These options are excluded from the table above and vest on a pro rata basis monthly through May 2023. A total of 12,618 options vested during the six months ended August 31, 2022. For the three months ended August 31, 2022 and 2021, the Company recognized $1,212 and $1,244, respectively, in compensation expense related to PlushCare stock options. For the six months ended August 31, 2022 and 2021, the Company recognized $2,456 and $1,455, respectively, in compensation expense related to PlushCare stock options. As of August 31, 2022, approximately $4,615 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 1.6 years. The aggregate intrinsic value of stock options exercised was $222 and $675 for the three months ended August 31, 2022 and 2021, respectively, and $483 and $675 for the six months ended August 31, 2022 and 2021, respectively.

(c)  Restricted Stock Units

Time-based restricted stock units are generally subject to a four-year vesting period, with one quarter of an award vesting one year after the vesting commencement date and the remainder vesting ratably on a monthly basis over the subsequent three years. The following is a summary of activity for the six months ended August 31, 2022:

Restricted Stock Units
Balance, February 28, 2022	2,226,057
Granted	4,070,835
Vested	(571,705)
Forfeited	(429,940)
Balance, August 31, 2022	5,295,247

For the three months ended August 31, 2022 and 2021, the Company recognized $8,491 and $8,305, respectively, in restricted stock unit compensation expense. For the six months ended August 31, 2022 and 2021, the Company recognized $15,306 and $9,935, respectively, in restricted stock unit compensation expense with $81,304 remaining total

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

unrecognized compensation costs related to these awards as of August 31, 2022. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.7 years. The weighted average grant date fair value of restricted stock units granted during the six months ended August 31, 2022 was $8.59.

In connection with the PlushCare acquisition, the agreement provides for the issuance of time-based restricted stock units for 64,694 shares of common stock to existing PlushCare shareholders upon the achievement of the contingent consideration revenue milestones. During the three months ended August 31, 2022, 57,124 of these restricted stock units were issued. These restricted stock units are included in the table above.

During the three and six months ended August 31, 2022, the Company recorded $1,230 and $2,542 in stock-based compensation expense related to the approved issuance of restricted stock units in lieu of cash for a portion of the Company’s 2023 bonus plan payout.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $274 and $466 during the three months ended August 31, 2022 and 2021, respectively, related to the ESPP and $685 and $857 during the six months ended August 31, 2022 and 2021, respectively.

During the six months ended August 31, 2022 and 2021, employees who elected to participate in the ESPP purchased a total of 343,310 and 50,516 shares of common stock, respectively, resulting in cash proceeds to the Company of $1,788 and $1,948, respectively. ESPP employee payroll contributions accrued as of August 31, 2022 and February 28, 2022 totaled $747 and $1,511, respectively, and are included within accrued compensation in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.

(e)  Other

In connection with the acquisition of 2nd.MD (Note 4), several 2nd.MD individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 608,332 shares that required continued employment with the Company. These shares are excluded from the above restricted stock units table. Included in the 608,332 shares are 281,531 shares that were also contingent upon the achievement of the contingent consideration milestones. These shares are considered compensatory in the post business combination periods due to the additional

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

service requirement for these individuals. These shares vested 50% on the first anniversary of the acquisition date and will vest 50% on the second anniversary of acquisition date. As a result of the achievement of certain revenue milestones (the contingent consideration milestones), a total of 256,418 of the eligible 281,531 shares will be issued to such shareholders, subject to the service requirements.  As of August 31, 2022, there were 241,614 unvested shares outstanding with a grant date fair value of $46.56 per share, with vesting subject to future service periods. The Company recognized stock-based compensation expense of $219 and $3,540 during the three months ended August 31, 2022 and 2021, respectively, and $3,577 and $7,081 during the six months ended August 31, 2022 and 2021. The stock-based compensation expense for the six months ended August 31, 2022 includes $3,139 of accelerated expense related to certain separation and transition agreements entered into during fiscal 2022. The unamortized compensation expense of $438 will be recognized over a weighted average remaining period of 0.5 years.

In connection with the acquisition of PlushCare (Note 4), certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares vested on the first anniversary of the acquisition date, one third will vest on the second anniversary of acquisition date, and one third will vest on the third anniversary of the acquisition date. As of August 31, 2022, there were 537,401 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $3,557 and $7,114 during the three and six months ended August 31, 2022, respectively. The Company recognized stock-based compensation expense of $3,209 during the three and six months ended August 31, 2021. The unamortized compensation expense of $25,017 will be recognized over a weighted average remaining period of 2.0 years.

(10)   Income Taxes

The provision (benefit) for income taxes consists of provisions for federal, state and foreign income taxes for separate U.S. tax filers and for entities in separate tax jurisdictions. As a result of the Company’s history of net operating losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized. For the three months ended August 31, 2022 and 2021, the Company recorded income tax provision (benefit) of $249 and $(12,845), respectively, which resulted in effective tax rates of (0.5)% and 17.1%, respectively. For the six months ended August 31, 2022 and 2021, the Company recorded income tax provision (benefit) of $(3,650) and $(12,826), respectively, which resulted in effective tax rates of 0.9% and 10.4%, respectively. The tax benefit for the six months ended August 31, 2022 is primarily related to the reversal of the deferred tax liability associated with the basis difference in goodwill from the 2nd.MD acquisition. The goodwill impairment recorded in the first quarter of fiscal 2023 required the Company to reverse that deferred tax liability during the six months ended August 31, 2022. The tax benefit for the three and six months ended August 31, 2021 is related to the partial release of the U.S. valuation allowance due to the acquired intangibles of PlushCare. The decrease in the valuation allowance was due to the acquisition of PlushCare’s stock, whereby the acquired intangible assets had no tax basis. This required the Company to record a deferred tax liability which served as a source of taxable income to realize the existing deferred tax assets of the Company.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(11)   Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended		Six months ended
	August 31,		August 31,
	2022	2021	2022	2021
Net loss	$(46,523)	$(62,364)	$(389,345)	$(111,071)
Weighted-average common shares used in computing net loss per share	70,475,778	64,404,223	70,251,890	61,332,729
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.97)	$(5.54)	$(1.81)

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

	Six months ended
	August 31,
	2022	2021
Stock options	8,590,272	8,685,132
Unvested restricted stock units	5,295,247	1,722,302
Shares issued to 2nd.MD employees and subject to vesting	274,224	608,332
Contingent shares in connection with 2nd.MD acquisition	—	1,889,441
Shares issued to PlushCare employees and subject to vesting	537,401	850,511
Contingent shares in connection with PlushCare acquisition	102,111	1,494,210
Indemnity shares held in escrow in connection with PlushCare acquisition	27,342	27,382
Shares to be issued to HealthReveal shareholders upon expiration of indemnification	28,089	—
Convertible Senior Notes	5,700,297	5,700,297
Total	20,554,983	20,977,607

(12)   Commitments and Contingencies

(a)  Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity. As of August 31, 2022, the Company had accruals of $888 related to legal matters.

On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint, as amended, alleges that certain of PlushCare’s subscription payment practices violate California and other state automatic renewal laws and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

matter, subject to a cap. As a loss is probable and can be reasonably estimated, the Company has recorded a contingent liability and corresponding indemnification asset at August 31, 2022.

(b)  Employment Agreements

Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.

(c)  Purchase Obligations

The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to September 30 in each of the fiscal years 2023 through 2027. As of August 31, 2022, the Company has remaining future purchase commitments under this agreement of $35,440.

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

For the three months ended August 31, 2022, our total revenue was $87.6 million, representing 20% year-over-year growth compared to total revenue of $73.3 million for the three months ended August 31, 2021. For the six months ended August 31, 2022, our total revenue was $173.2 million, representing 30% year-over-year growth compared to total revenue of $132.8 million for the six months ended August 31, 2022. For the three months ended August 31, 2022 and 2021, our net loss was $46.5 million and $62.4 million, respectively. For the six months ended August 31, 2022 and 2021, our net loss was $389.3 million and $111.1 million, respectively. Net loss for the six months ended August 31, 2022 included a goodwill impairment charge of $299.7 million.

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

Adoption of Current and Future Solutions

We are constantly innovating to enhance our model and develop new offerings. Our ability to act as a trusted advisor to our members and customers positions us to identify new opportunities for additional offerings that can meet their existing and emerging needs. Our open technology platform also allows us to efficiently add and integrate new offerings and applications on top of our existing technology stack that target specific challenges faced by our customers. Our open technology platform is instrumental for integration of the capabilities acquired through our acquisitions of 2nd.MD and PlushCare. We believe that as we expand our customer base and enter into new markets, we will be adept at identifying and deploying innovative new solutions whether developed internally or through acquisitions. In September 2021, we announced two new solutions – Accolade One and Accolade Care – that combine some or all of the elements of Accolade’s historical solutions and the acquired capabilities from 2nd.MD and PlushCare. The new solutions are in their early stages of implementation, with initial customer launches in January 2022.

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

Goodwill impairment. Goodwill impairment expense represents impairment charges incurred as a result of goodwill impairment testing.

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Revenue	$87,643	$73,288	$173,171	$132,815
Cost of revenue, excluding depreciation and amortization(1)	49,830	44,334	97,445	80,270
Operating expenses:
Product and technology(1)	26,194	22,512	53,011	38,451
Sales and marketing(1)	24,936	24,009	50,550	38,518
General and administrative(1)	21,020	26,170	41,258	48,172
Depreciation and amortization	11,571	11,021	23,147	19,717
Goodwill impairment	—	—	299,705	—
Change in fair value of contingent consideration	—	19,686	—	30,146
Total operating expenses	83,721	103,398	467,671	175,004
Loss from operations	(45,908)	(74,444)	(391,945)	(122,459)
Interest expense, net	(236)	(776)	(870)	(1,394)
Other income (expense)	(130)	11	(180)	(44)
Loss before income taxes	(46,274)	(75,209)	(392,995)	(123,897)
Income tax benefit (expense)	(249)	12,845	3,650	12,826
Net loss	$(46,523)	$(62,364)	$(389,345)	$(111,071)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Cost of revenue	$1,270	$1,054	$2,398	$1,382
Product and technology	5,625	6,366	13,115	8,188
Sales and marketing	4,270	4,054	8,259	5,427
General and administrative	6,349	8,301	13,131	12,453
Total stock‑based compensation	$17,514	$19,775	$36,903	$27,450

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue, excluding depreciation and amortization	57%	60%	56%	60%
Operating expenses:
Product and technology	30%	31%	31%	29%
Sales and marketing	28%	33%	29%	29%
General and administrative	24%	36%	24%	36%
Depreciation and amortization	13%	15%	13%	15%
Goodwill impairment	—%	—%	173%	—%
Change in fair value of contingent consideration	—%	27%	—%	23%
Total operating expenses	96%	141%	270%	132%
Loss from operations	(52)%	(102)%	(226)%	(92)%
Interest expense, net	(0)%	(1)%	(1)%	(1)%
Other expense	(0)%	0%	(0)%	(0)%
Loss before income taxes	(53)%	(103)%	(227)%	(93)%
Income tax benefit (expense)	(0)%	18%	2%	10%
Net loss	(53)%	(85)%	(225)%	(84)%

Comparison of Three and Six Months Ended August 31, 2022 and 2021

Revenue

	For the three months ended
	August 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Revenue	$87,643	$73,288	$14,355	20%

Revenue increased $14.4 million, or 20%, to $87.6 million for the three months ended August 31, 2022, as compared to $73.3 million for the three months ended August 31, 2021. The increase was attributable to revenues derived from growth in the number of customers served during such period and the PlushCare acquisition, as compared to the prior year’s corresponding period.

	For the six months ended
	August 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Revenue	$173,171	$132,815	$40,356	30%

Revenue increased $40.4 million, or 30%, to $173.2 million for the six months ended August 31, 2022, as compared to $132.8 million for the six months ended August 31, 2021. The increase was attributable primarily to revenues derived from the PlushCare acquisition and growth in the number of customers served during such period, as compared to the prior year’s corresponding period.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	August 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$49,830	$44,334	$5,496	12%

Cost of revenue, excluding depreciation and amortization increased $5.5 million, or 12%, to $49.8 million for the three months ended August 31, 2022, as compared to $44.3 million for three months ended August 31, 2021. The increase was attributable primarily to an increase in contract labor and benefits expense, as compared to the second quarter of fiscal 2022.

	For the six months ended
	August 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$97,445	$80,270	$17,175	21%

Cost of revenue, excluding depreciation and amortization, increased $17.2 million, or 21%, to $97.4 million for the six months ended August 31, 2022, as compared to $80.3 million for the six months ended August 31, 2021. The increase was attributable primarily to cost of revenue incurred by PlushCare as well as an increase in personnel and related costs to serve the customer base which grew in the first half of fiscal 2023, as compared to the first half of fiscal 2022.

Operating expenses

	For the three months ended
	August 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$26,194	$22,512	$3,682	16%
Sales and marketing	24,936	24,009	927	4%
General and administrative	21,020	26,170	(5,150)	(20)%
Depreciation and amortization	11,571	11,021	550	5%
Change in fair value of contingent consideration	—	19,686	(19,686)	N/A
Total operating expenses	$83,721	$103,398	$(19,677)	(19)%

Product and technology.    Product and technology expense increased $3.7 million, or 16%, to $26.2 million for the three months ended August 31, 2022, as compared to $22.5 million for the three months ended August 31, 2021. The increase was primarily driven by increases in personnel and software costs, along with costs associated with a reduction in force in the second quarter of fiscal 2023.

Sales and marketing.    Sales and marketing expense increased $0.9 million, or 4%, to $24.9 million for the three months ended August 31, 2022, as compared to $24.0 million for the three months ended August 31, 2021. The increase was primarily driven by increases in personnel costs, along with costs associated with a reduction in force in the second quarter of fiscal 2023.

General and administrative.    General and administrative expense decreased $5.2 million, or 20%, to $21.0 million for the three months ended August 31, 2022, as compared to $26.2 million for the three months ended August 31, 2021. The decrease was primarily due to acquisition and integration-related costs as well as hiring costs incurred during the second quarter of fiscal 2022 that were not incurred in the second quarter of fiscal 2023, partially offset by increases in personnel costs and costs associated with a reduction in force in the second quarter of fiscal 2023.

Depreciation and amortization.    Depreciation and amortization expense increased $0.6 million, or 5%, to $11.6 million for the three months ended August 31, 2022, as compared to $11.0 million for the three months ended August 31, 2021. The composition of depreciable and amortizable assets has not changed significantly since the second quarter of fiscal 2022.

Change in fair value of contingent consideration.    This operating expense represents the change in the fair value of the contingent consideration liabilities associated with the 2nd.MD and PlushCare acquisitions. The contingent consideration was reclassified to equity in the fourth quarter of fiscal 2022.

	For the six months ended
	August 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$53,011	$38,451	$14,560	38%
Sales and marketing	50,550	38,518	12,032	31%
General and administrative	41,258	48,172	(6,914)	(14)%
Depreciation and amortization	23,147	19,717	3,430	17%
Goodwill impairment	299,705	—	299,705	N/A
Change in fair value of contingent consideration	—	30,146	(30,146)	N/A
Total operating expenses	$467,671	$175,004	$292,667	167%

Product and technology.    Product and technology expense increased $14.6 million, or 38%, to $53.0 million for the six months ended August 31, 2022, as compared to $38.5 million for the six months ended August 31, 2021. The increase was primarily driven by increases in personnel added via the PlushCare acquisition, the addition of product and engineering personnel to support the development of new and existing offerings in connection with the expansion of our business, software costs, increased stock-based compensation expense, and costs associated with a reduction in force in the second quarter of fiscal 2023.

Sales and marketing.    Sales and marketing expense increased $12.0 million, or 31%, to $50.6 million for the six months ended August 31, 2022, as compared to $38.5 million for the six months ended August 31, 2021. The increase was primarily driven by increases in personnel added via the PlushCare acquisition, digital marketing costs associated with customer acquisition spend related to PlushCare, along with increased stock-based compensation expense.

General and administrative.    General and administrative expense decreased $6.9 million, or 14%, to $41.3 million for the six months ended August 31, 2022, as compared to $48.2 million for the six months ended August 31, 2021. The decrease was primarily due to acquisition and integration-related costs incurred during the first half of fiscal 2022 that were not incurred in the first half of fiscal 2023, partially offset by the addition of general and administrative costs from the PlushCare business and increased personnel costs.

Depreciation and amortization.    Depreciation and amortization expense increased $3.4 million, or 17%, to $23.1 million for the six months ended August 31, 2022, as compared to $19.7 million for the six months ended August 31, 2021. The increase was primarily due to amortization of PlushCare intangible assets acquired during the second quarter of fiscal 2022.

Goodwill impairment.  This operating expense represents the impairment charge taken as a result of the goodwill impairment test performed during the first quarter of fiscal 2023.

Change in fair value of contingent consideration.    This operating expense represents the change in the fair value of the contingent consideration liabilities associated with the 2nd.MD and PlushCare acquisitions. The contingent consideration was reclassified to equity in the fourth quarter of fiscal 2022.

Interest expense, net

	For the three months ended
	August 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Interest expense, net	$236	$776	$(540)	(70)%

Interest expense, net decreased $0.5 million, or 70%, to $0.2 million for the three months ended August 31, 2022, as compared to $0.8 million for the three months ended August 31, 2021.  The decrease was primarily due to interest income generated from our cash and cash equivalents during the three months ended August 31, 2022.

	For the six months ended
	August 31,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Interest expense, net	$870	$1,394	$(524)	(38)%

Interest expense, net decreased $0.5 million, or 38%, to $0.9 million for the six months ended August 31, 2022, as compared to $1.4 million for the six months ended August 31, 2021.  The decrease was primarily due to interest expense associated with the convertible notes issued during the first quarter of fiscal 2022 and additional interest income generated from our cash and cash equivalents during the six months ended August 31, 2022.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended		For the six months ended
	August 31,		August 31,
	2022	2021	2022	2021

	(in thousands, except percentages)		(in thousands, except percentages)
Adjusted Gross Profit	$39,197	$30,008	$78,238	$53,927
Adjusted Gross Margin	44.7%	40.9%	45.2%	40.6%
Adjusted EBITDA	$(13,748)	$(19,445)	$(29,115)	$(32,249)

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization, and excluding stock-based compensation and severance costs. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We expect Adjusted Gross Margin to continue to improve over time to the extent that we are able to gain efficiencies through technology and successfully cross-sell and upsell our current and future offerings. However, our ability to improve Adjusted Gross Margin over time is not guaranteed and will be impacted by the factors affecting our performance discussed above and the risks outlined in the section titled “Risk Factors.” We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors, as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other nonrecurring operating expenses.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) adjusted to exclude interest expense (net), income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition and integration-related costs, goodwill impairment, change in fair value of contingent consideration, and severance costs. We consider severance costs to include severance payments related to the realignment of our resources. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this measure generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

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

	For the three months ended		For the six months ended
	August 31,		August 31,
	2022	2021	2022	2021

	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$87,643	$73,288	$173,171	$132,815
Less:
Cost of revenue, excluding depreciation and amortization	(49,830)	(44,334)	(97,445)	(80,270)
Gross profit, excluding depreciation and amortization	37,813	28,954	75,726	52,545
Add:
Stock‑based compensation, cost of revenue	1,270	1,054	2,398	1,382
Severance costs, cost of revenue	114	—	114	—
Adjusted Gross Profit	$39,197	$30,008	$78,238	$53,927
Gross margin, excluding depreciation and amortization	43.1%	39.5%	43.7%	39.6%
Adjusted Gross Margin	44.7%	40.9%	45.2%	40.6%

Gross margin, excluding depreciation and amortization, for the three months ended August 31, 2022 and 2021, increased to 43.1% from 39.5%, respectively, and Adjusted Gross Margin for the three months ended August 31, 2022 and 2021 increased to 44.7% from 40.9%, respectively. Gross margin, excluding depreciation and amortization, for the six months ended August 31, 2022 and 2021, increased to 43.7% from 39.6%, respectively, and Adjusted Gross Margin for the six months ended August 31, 2022 and 2021, increased to 45.2% from 40.6%, respectively. The increase in gross margin and Adjusted Gross Margin for the comparable three and six-month period is driven primarily by higher margins in our virtual primary care offerings that were acquired during the second quarter of fiscal 2022 compared with the Company’s other offerings.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net income (loss):

	For the three months ended		For the six months ended
	August 31,		August 31,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net loss	$(46,523)	$(62,364)	$(389,345)	$(111,071)
Adjusted for:
Interest expense, net	236	776	870	1,394
Income tax (benefit) expense	249	(12,845)	(3,650)	(12,826)
Depreciation and amortization	11,571	11,021	23,147	19,717
Stock‑based compensation	17,514	19,775	36,903	27,450
Acquisition and integration‑related costs	—	4,517	—	12,897
Goodwill impairment	—	—	299,705	—
Change in fair value of contingent consideration	—	19,686	—	30,146
Severance costs	3,075	—	3,075	—
Other expense (income)	130	(11)	180	44
Adjusted EBITDA	$(13,748)	$(19,445)	$(29,115)	$(32,249)

Liquidity and Capital Resources

We had cash and cash equivalents of $330.6 million as of August 31, 2022. Our cash equivalents are comprised of money market accounts held at banks.

Our Debt Arrangements

As of August 31, 2022, we had $287.5 million in outstanding debt related to the Convertible Senior Notes issued in March 2021. We currently also have a revolving credit facility (2019 Revolver), which we entered into in July 2019.

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

The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels., subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.4 million. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $78.6 million. The 2019 Revolver expires in July 2024.

The 2019 Revolver contains a liquidity covenant calculated based on cash on hand plus available borrowings under the 2019 Revolver, a revenue covenant and certain reporting covenants.  On August 21, 2020, we entered into an amendment to the 2019 Revolver which revised the terms of the revenue covenant and imposed minimum LIBOR and Base Rate levels. On September 11, 2020, we entered into another amendment to the 2019 Revolver which modified the allocation requirements of our cash to be held at each of the two lenders participating in the 2019 Revolver.   On November 6, 2020, we entered into another amendment to the 2019 Revolver which increased the capacity from $50.0 million to

$80.0 million. On March 2, 2021, we entered into another amendment to the 2019 Revolver in association with the acquisition of 2nd.MD and amended certain revenue covenants. On March 23, 2021, we entered into another amendment to the 2019 Revolver in association with the convertible senior notes offering. On May 26, 2021, we entered into another amendment to the 2019 Revolver in association with the acquisition of PlushCare which modified certain reporting covenants. On July 19, 2022, the Company entered into another amendment to the 2019 Revolver which extended the term until July 19, 2024, documented the transition from the LIBOR interest rate index to the BSBY rate, and established new minimum covenant revenue targets. The term will automatically be extended to July 19, 2025 if the Company has at least $200,000 in consolidated net cash as of May 31, 2024.

We were in compliance with all such applicable covenants as of August 31, 2022, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the six months ended
	August 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(33,454)	$(38,644)
Net cash used in investing activities	(2,904)	(263,802)
Net cash provided by financing activities	1,138	252,565

Operating Activities.   Net cash used in operating activities decreased by $5.2 million to $33.5 million during the six months ended August 31, 2022 from $38.6 million during the six months ended August 31, 2021, primarily due to changes in deferred revenue and due to customers.

Investing Activities.    Net cash used in investing activities decreased by $260.9 million to $2.9 million during the six months ended August 31, 2022, from $263.8 million during the six months ended August 31, 2021, primarily due to cash paid for the acquisitions of 2nd.MD and PlushCare, totaling $261.9 million, during the six months ended August 31, 2021.

Financing Activities.    Net cash provided by financing activities decreased by $251.4 million to $1.1 million during the six months ended August 31, 2022 from $252.6 million during the six months ended August 31, 2021, primarily due to the proceeds from the issuance of the Convertible Senior Notes of $287.5 million and payment for purchase of capped calls associated with the Convertible Senior Notes of $(34.4) million during the six months ended August 31, 2021.

Material Cash Requirements

As of August 31, 2022, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:

●	Principal and interest obligations on convertible debt – As discussed in detail above, the $287.5 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 8 to our consolidated financial statements for more details.
●	Operating leases – We have entered into operating leases, primarily for office space. Liabilities associated with these leases totaled $37.9 million as of August 31, 2022.

●	Other purchase obligations – We have entered into certain arrangements that include obligations to make significant future purchases. The majority of these purchases are not expected to be made over the next 12 months. See Note 12 to our consolidated financial statements for more details.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended August 31, 2022, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2022 filed with the SEC. We incurred a goodwill impairment charge during the six months ended August 31, 2022, which is detailed below.

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

As a result of sustained decreases in our stock price and market capitalization, we conducted an impairment test of our goodwill as of May 31, 2022 in connection with the preparation of the condensed consolidated financial statements included in the first quarter Quarterly Report on Form 10-Q. As a result of this testing, we recorded a $299.7 million non-cash goodwill impairment charge (equivalent to $4.27 per basic and diluted share for the six months ended August 31, 2022) during the first quarter of fiscal 2023. Our May 31, 2022 goodwill impairment test reflected an allocation of 70% and 30% between the income and market-based approaches, respectively. We believe the 70% weighting to the income-based approach is appropriate as it more directly reflects our future growth and profitability expectations. Significant inputs into the valuation models included the discount rate, revenue market multiples, and estimated future cash flows. We used a discount rate of 11% and guideline peer group and public transaction revenue multiples between 1.1x and 1.8x current and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $330.6 million as of August 31, 2022 and $365.9 million as of February 28, 2022. Our cash equivalents are comprised primarily of money market accounts held at banks and United States treasury bills with original maturities of less than 90 days. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2022. Based on the evaluation of our disclosure controls and procedures as of August 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings that arise in the ordinary course of business. Descriptions of certain legal proceedings to which we are a party are contained in Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Form 10-Q.

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

We have incurred net losses in most periods since our inception and continue to have an accumulated deficit. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for the six months ended August 31, 2022 and each of the last three fiscal years, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which may be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

While no customer represented 10% or more of our revenue for the three and six months ended August 31, 2022, historically we have relied on a limited number of customers for a significant portion of our revenue. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts has in the past, and could in the future, adversely affect our results of operations. For example, in April 2022, Comcast Cable notified us that it would be exercising its right to terminate our contract “for convenience” effective at the end of the current calendar year ending December 31, 2022, subject to a right to elect to receive transition services for a period post-termination. Comcast accounted for less than 10%, 16%, and 24% of our revenue for the fiscal years ended February 28(29), 2022, 2021, and 2020, respectively. The loss of another significant customer, if we are not able to replace such revenue from other existing or new customers, could harm our business and our financial results. Although we typically enter into three-year contracts with our customers, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us, or may stage competitive request for proposal processes, any of which could result in the loss or reduced profitability of such customers’ agreements with us. Macroeconomic factors including the COVID-19 pandemic, rising inflation, and geopolitical risk may affect our customers' desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, during the initial year of the pandemic, customers in the airline industry had significant headcount reductions, which resulted in a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further disruption due to macroeconomic factors including the COVID-19 pandemic, rising inflation, and geopolitical risk. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of one or more of our largest customers declines, our credit risk could increase. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated January 14, 2021, by and among Registrant, Maestro Merger Sub, LLC, Innovation Specialists LLC d/b/a 2nd.MD, and Shareholder Representative Services LLC, as Member Representative	8-K	001-39348	2.1	March 4, 2021

2.2†	Agreement and Plan of Merger, dated April 22, 2021, by and among Registrant, Panda Merger Sub, Inc., PlushCare, Inc., and Fortis Advisors LLC, as stockholder representative, as amended	8-K	001-39348	2.1	June 10, 2021

3.1	Amended and Restated Certificate of Incorporation of Accolade, Inc.	8-K	001-39348	3.1	July 10, 2020

3.2	Amended and Restated Bylaws of Accolade, Inc.	S-1/A	333-236786	3.4	February 28, 2020

4.1	Form of common stock certificate of the Registrant	S-1	333-236786	4.1	February 28, 2020

4.2	Fifth Amended and Restated Registration Rights Agreement by and between the Registrant and Certain of Its Stockholders, dated October 2, 2019	S-1	333-236786	4.2	February 28, 2020

4.3	Indenture, dated as of March 29, 2021, by and between Registrant and U.S. Bank National Association, as Trustee	8-K	001-39348	4.1	March 29, 2021

4.4	Form of Global Note, representing Registrant’s 0.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-39348	4.2	March 29, 2021

10.1	Seventh Amendment to Credit Agreement dated July 19, 2022 by and among the Registrant, Comerica Bank and Western Alliance Bank					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Inline Interactive Data Files	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

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

ACCOLADE, INC. (Registrant)

Date: October 6, 2022	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: October 6, 2022	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial and Accounting Officer)