Form 10-Q
period 2022-11-30
Accolade, Inc.
filed 2023-01-09
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022

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

As of December 31, 2022, 72,786,747 shares of the registrant’s common stock were outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	November 30,	February 28,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$325,637	$365,853
Accounts receivable, net	20,483	21,116
Unbilled revenue	3,702	9,685
Current portion of deferred contract acquisition costs	4,075	3,015
Prepaid and other current assets	12,334	9,468
Total current assets	366,231	409,137
Property and equipment, net	13,561	11,797
Operating lease right-of-use assets	30,936	33,126
Goodwill	278,191	577,896
Intangible assets, net	213,574	244,690
Deferred contract acquisition costs	9,981	7,205
Other assets	1,317	1,678
Total assets	$913,791	$1,285,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,987	$7,837
Accrued expenses and other current liabilities	11,026	11,000
Accrued compensation	35,467	39,189
Due to customers	9,244	16,263
Current portion of deferred revenue	43,500	30,875
Current portion of operating lease liabilities	7,392	6,589
Total current liabilities	116,616	111,753
Loans payable, net of unamortized issuance costs	281,914	280,666
Operating lease liabilities	28,849	32,486
Other noncurrent liabilities	203	4,562
Deferred revenue	256	268
Total liabilities	427,838	429,735

Commitments and Contingencies (note 12)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 72,390,727 and 67,098,477 shares issued and outstanding at November 30, 2022 and February 28, 2022, respectively	7	7
Additional paid-in capital	1,409,807	1,350,431
Accumulated deficit	(923,861)	(494,644)
Total stockholders’ equity	485,953	855,794
Total liabilities and stockholders’ equity	$913,791	$1,285,529

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2022	2021	2022	2021
Revenue	$90,946	$83,450	$264,117	$216,265
Cost of revenue, excluding depreciation and amortization	50,412	45,156	147,857	125,426
Operating expenses:
Product and technology	24,254	22,846	77,265	61,297
Sales and marketing	25,023	24,616	75,573	63,134
General and administrative	20,037	21,464	61,295	69,636
Depreciation and amortization	11,602	11,250	34,749	30,967
Goodwill impairment	—	—	299,705	—
Change in fair value of contingent consideration	—	(68,428)	—	(38,282)
Total operating expenses	80,916	11,748	548,587	186,752
Income (loss) from operations	(40,382)	26,546	(432,327)	(95,913)
Interest income (expense), net	386	(743)	(484)	(2,137)
Other income (expense)	201	25	21	(19)
Income (loss) before income taxes	(39,795)	25,828	(432,790)	(98,069)
Income tax benefit (expense)	(77)	(3,325)	3,573	9,501
Net income (loss)	$(39,872)	$22,503	$(429,217)	$(88,568)

Net income (loss) per share
Basic	$(0.56)	$0.34	$(6.07)	$(1.41)
Diluted	$(0.56)	$0.31	$(6.07)	$(1.41)

Weighted-average common shares outstanding
Basic	71,228,351	65,418,728	70,755,157	62,684,823
Diluted	71,228,351	71,490,045	70,755,157	62,684,823

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

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except shares) (continued)

	Stockholders' Equity (Deficit)
	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, February 28, 2022	67,098,477	7	1,350,431	(494,644)	855,794
Settlement of acquisition-related contingent consideration	1,939,853	—	—	—	—
Exercise of stock options and vesting of restricted stock units	228,701	—	358	—	358
Issuance of common stock in connection with the employee stock purchase plan	343,310	—	1,788	—	1,788
Stock-based compensation expense	—	—	19,389	—	19,389
Net loss	—	—	—	(342,822)	(342,822)
Balance, May 31, 2022	69,610,341	$7	$1,371,966	$(837,466)	$534,507
Settlement of acquisition-related contingent consideration	1,327,408	—	—	—	—
Exercise of stock options and vesting of restricted stock units	600,628	—	816	—	816
Stock-based compensation expense	—	—	17,514	—	17,514
Net loss	—	—	—	(46,523)	(46,523)
Balance, August 31, 2022	71,538,377	$7	$1,390,296	$(883,989)	$506,314
Exercise of stock options and vesting of restricted stock units	635,315	—	466	—	466
Issuance of common stock in connection with the employee stock purchase plan	217,035	—	1,139	—	1,139
Stock-based compensation expense	—	—	17,906	—	17,906
Net loss	—	—	—	(39,872)	(39,872)
Balance, November 30, 2022	72,390,727	$7	$1,409,807	$(923,861)	$485,953

See accompanying notes to condensed consolidated financial statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended November 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(429,217)	$(88,568)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Goodwill impairment	299,705	—
Depreciation and amortization expense	34,749	30,967
Amortization of deferred contract acquisition costs	2,592	1,938
Change in fair value of contingent consideration	—	(38,282)
Deferred income taxes	(3,859)	(9,658)
Noncash interest expense	1,251	1,239
Stock-based compensation expense	54,809	45,827
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and unbilled revenue	6,616	(5,743)
Accounts payable and accrued expenses	244	(1,881)
Deferred contract acquisition costs	(6,428)	(3,304)
Deferred revenue and due to customers	5,596	16,316
Accrued compensation	(3,722)	(4,494)
Other liabilities	2,030	(1,047)
Other assets	(2,512)	(3,376)
Net cash used in operating activities	(38,146)	(60,066)
Cash flows from investing activities:
Purchase of marketable securities	—	(99,998)
Sale of marketable securities	—	99,998
Capitalized software development costs	(2,914)	(619)
Purchases of property and equipment	(1,901)	(2,297)
Cash paid for acquisition, net of cash acquired	—	(260,165)
Net cash used in investing activities	(4,815)	(263,081)
Cash flows from financing activities:
Proceeds from stock option exercises	1,646	7,042
Payments of equity issuance costs	—	(60)
Payment of debt issuance costs	—	(8,368)
Payment for purchase of capped calls	—	(34,443)
Proceeds from employee stock purchase plan	2,927	3,574
Proceeds from borrowings on debt	—	287,500
Payment of contingent consideration for acquisition	(1,828)	—
Net cash provided by financing activities	2,745	255,245
Net decrease in cash and cash equivalents	(40,216)	(67,902)
Cash and cash equivalents, beginning of period	365,853	433,884
Cash and cash equivalents, end of period	$325,637	$365,982
Supplemental cash flow information:
Interest paid	$1,539	$880
Fixed assets included in accounts payable	$736	$123
Other receivable related to stock option exercises	$—	$521
Income taxes paid	$103	$103
Common stock issued in connection with acquisitions	$—	$455,586
Replacement awards issued in connection with acquisitions	$—	$6,729

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

The PCs are variable interest entities (VIE) to the Company. Under Accounting Standards Codification Subtopic 810 – Consolidation, the Company is considered the PC’s primary beneficiary because the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and absorbs the residual benefits and losses from the VIE’s operations. Consequently, the Company consolidates the operations of the PCs. PC assets were $46,602 as of November 30, 2022. These assets consisted primarily of receivables from PlushCare, Inc. of $26,226 and cash of $17,186, which may only be used to settle the obligations of the PCs. PC liabilities were $27,835 as of November 30, 2022 and consisted primarily of amounts due to Accolade, Inc. of $22,581.

The PCs and the Company are independent entities, and as such creditors of the PCs do not have recourse against the Company in the event of default by the PCs. Additionally, the PCs’ non-cash assets are available to the Company to satisfy obligations or for other corporate purposes.

(b)  Unaudited Interim Financial Statements

The accompanying consolidated financial statements and the related footnote disclosures are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim consolidated financial position as of

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

November 30, 2022, the results of its operations for the three and nine months ended November 30, 2022 and 2021, and its cash flows for the nine months ended November 30, 2022 and 2021. The results for the three and nine months ended November 30, 2022 are not necessarily indicative of results to be expected for the year ending February 28, 2023, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 28, 2022.

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

For the three months ended November 30, 2022 and 2021, the Company capitalized $1,941 and $263, respectively, for internal-use software. For the nine months ended November 30, 2022 and 2021, the Company capitalized $3,440 and $619, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended November 30, 2022 and 2021 was $290 and $290, respectively.  Amortization expense related to capitalized internal-use software during the nine months ended November 30, 2022 and 2021 was $869 and $2,096, respectively.

(d)  Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. There were no long-lived asset impairment charges recorded during the three and nine months ended November 30, 2022 and 2021.

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

(h)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and marketable securities. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money market funds. Marketable securities are comprised of United States treasury bills with original maturities greater than three months. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions. Additionally, no customer represented 10% or more of our revenue for the three and nine months ended November 30, 2022 and 2021.

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

The Company does not recognize leases with an initial term of 12 months or less on its consolidated balance sheets and recognizes these payments in the consolidated statements of operations on a straight-line basis over the lease term. Certain leases contain variable payments which are based on usage or operating costs, such as utilities and maintenance. These payments are not included in the measurement of the lease liability or corresponding right-of-use asset due to the uncertainty of the payment amount and are recorded as lease expense in the period incurred.

Prior to the adoption of Topic 842, the Company accounted for leases under FASB ASC Topic 840, Leases (Topic 840).

(k) Recently Issued Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance when measuring the fair value of an equity security subject to contractual sale restrictions that prohibit the sale of an equity security and requires certain disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2023, with early adoption permitted. The provisions of ASU 2022-03 are to be applied prospectively with any adjustments made to earnings on the date of adoption. The Company is currently evaluating the impact, if any, of this guidance on its financial statements.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(3) Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Access fees	$69,965	$69,063	$205,968	$185,968
Utilization-based fees	20,981	14,387	58,149	30,297
Total	$90,946	$83,450	$264,117	$216,265

As of November 30, 2022, $233,849 of revenue is expected to be recognized from remaining performance obligations and is expected to be recognized as follows:

Fiscal year ending February 28(29),
Remainder of 2023	$53,759
2024	116,787
2025	51,465
2026	11,838
Total	$233,849

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the nine months ended November 30, 2022 and 2021 were the result of revenue recognized as well as net cash received and liabilities assumed associated with the acquisitions of 2nd.MD and PlushCare (during the nine months ended November 30, 2021). Significant changes in the deferred revenue balances during the nine months ended November 30, 2022 and 2021 were the result of recognized revenue of $29,993 and $25,817, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the three and nine months ended November 30, 2022 and 2021 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended November 30, 2022 and 2021 was $664 and $1,330, respectively. Revenue related to performance obligations satisfied in prior periods that was recognized during the nine months ended November 30, 2022 and 2021 was $3,291 and $4,088, respectively. These amounts relate to the ratable recognition through the minimum contract term of performance obligations satisfied in prior periods related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $2,117 and $916 for the three months ended November 30, 2022 and 2021, respectively. The Company capitalized commission costs of $5,617 and $2,949 for the nine months ended November 30, 2022 and 2021, respectively. During the three months ended November 30, 2021, the Company wrote off previously deferred commissions of $484 related to a revision of the Company’s commission plan, which offset the amounts capitalized in the three and nine months ended November 30, 2021. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $620 and $489 for the three months ended November 30, 2022 and 2021, respectively, and $1,884 and $1,390 for the nine months ended November 30, 2022 and 2021, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $581 and $524 for the three months ended November 30, 2022 and 2021, respectively, and $811 and $839 for the nine months ended November 30, 2022 and 2021, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $259 and $205 for the three months ended November 30, 2022 and 2021, respectively, and $707 and $548 for the nine months ended November 30, 2022 and 2021, respectively.

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

The aggregate purchase consideration of $414,025 was provided through cash of $33,860 (net of $17,837 cash acquired and $1,463 of debt repaid) and the issuance of 7,144,393 shares of the Company’s common stock, of which 854,717 are subject to future vesting and excluded from consideration paid. The contingent consideration represented a potential obligation for the Company to issue up to an additional 1,429,556 shares of its common stock and up to approximately $2,000 in cash upon the achievement of defined revenue milestones following the closing, of which $1,828 was paid during the three months ended August 31, 2022. Up to 102,111 shares of this contingent consideration will be withheld from being issued to the selling shareholders of PlushCare until the resolution of a pending litigation matter. The revenue milestone contingency was resolved at December 31, 2021, and as a result the Company issued 1,327,408 shares of its common stock during the three months ended August 31, 2022, excluding the 102,111 shares that are withheld pending the resolution of the litigation matter.

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

Acquisition and Integration-Related Costs

For the three and nine months ended November 30, 2022, the Company incurred $439 in acquisition and integration-related costs related to litigation inherited through the PlushCare acquisition. Refer to Note 12 for further details. These costs were recorded in general and administrative expenses in the Company’s consolidated statements of operations. For the three and nine months ended November 30, 2021, the Company incurred $311 and $13,208, respectively, in acquisition and integration-related costs that were expensed immediately and recorded in general and administrative expenses in the Company’s consolidated statements of operations. These costs include banking, legal, accounting, and consulting fees related to acquisitions.

(5)   Goodwill and Intangible Assets

The following table presents changes in the carrying amount of goodwill for the nine months ended November 30, 2022:

Balance, February 28, 2022	$577,896
Impairment	(299,705)
Balance, November 30, 2022	$278,191

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

As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an impairment test of its goodwill and intangible assets as of May 31, 2022. As a result of this testing, the Company recorded a non-cash goodwill impairment charge of $299,705 (equivalent to $4.24 per basic and diluted share for the nine months ended November 30, 2022) during the first quarter of fiscal 2023. No impairments to goodwill were recorded during the three months ended November 30, 2022 and no impairments were recorded to intangible assets during the nine months ended November 30, 2022.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Intangible assets consist of the following as of November 30, 2022:

		As of November 30, 2022
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Customer relationships	2 to 20 years	$124,050	$(13,374)	$110,676	18.1
Technology	2 to 5 years	111,526	(39,280)	72,246	3.2
Supplier-based network	5 years	25,000	(8,750)	16,250	3.3
Trade name	10 years	13,700	(2,140)	11,560	8.4
Non-compete agreement	2 to 3 years	9,300	(6,458)	2,842	0.8
		$283,576	$(70,002)	$213,574

Amortization expense for intangible assets was $10,372 and $10,028 during the three months ended November 30, 2022 and 2021, respectively, and $31,116 and $26,166 during the nine months ended November 30, 2022 and 2021, respectively.

(6)   Leases

The Company adopted Topic 842 on February 28, 2022, with an effective date of adoption of March 1, 2021, using the modified retrospective approach. The Company has operating leases for offices and certain equipment under non-cancelable leases in the United States and Czech Republic. These leases have remaining terms of up to 8 years. The Company had no finance leases during the nine months ended November 30, 2022 and 2021.

The components of operating lease cost recorded in the consolidated statements of operations were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Operating lease cost	$1,890	$1,805	$5,728	$5,374
Variable lease cost	642	435	1,609	1,216
Total lease cost	$2,532	$2,240	$7,337	$6,590

The following tables set forth the cash flows, weighted-average remaining term, and weighted-average discount rate for the Company’s leases:

	Nine Months Ended November 30,
Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,300	$6,243
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,155	$3,356

Supplemental Information	November 30, 2022
Weighted-average remaining lease term (years)	5.5
Weighted-average discount rate	4.9%

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

As of November 30, 2022, the future minimum lease payments under non-cancelable operating leases were as follows:

Year Ending February 28(29),
Remainder of 2023	$2,313
2024	8,845
2025	7,266
2026	7,232
2027	6,416
Thereafter	9,395
Total lease payments	41,467
Less: Imputed interest	(5,226)
Total lease liabilities	$36,241

(7)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	November 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$147,029	$—	$—	$147,029

	February 28, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$131,527	$—	$—	$131,527
United States treasury bills	$99,999	$—	$—	$99,999

The estimated fair value of the convertible senior notes (Note 8) was $206,368 as of November 30, 2022, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(8)   Debt

(a)  Convertible Senior Notes and Capped Call Options

Convertible Senior Notes

The Notes consisted of the following:

	November 30, 2022	February 28, 2022
Principal	$287,500	$287,500
Unamortized issuance costs	(5,586)	(6,834)
Net carrying amount	$281,914	$280,666

In March 2021, the Company completed a private convertible note offering, pursuant to an Indenture dated as of March 29, 2021 between the Company and U.S. Bank National Association, as trustee (the Indenture), and issued $287,500 of 0.50% Convertible Senior Notes due 2026 (the Notes) that mature in April 2026, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021 and are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company incurred costs of $8,428 in connection with the Notes and the capped calls, of which $8,368 was allocated to the Notes and recorded as a debt discount and $60 was allocated to the capped call and recorded directly to additional paid-in capital. Net proceeds from the issuance of Notes were $279,132, and the Company used $34,443 of the net proceeds to pay the costs of the capped call transactions described below. For the three months ended November 30, 2022 and 2021, the Company recorded interest expense of $772 and $769, respectively, of which $413 and $411, respectively, was associated with the amortization of the debt discount. For the nine months ended November 30, 2022 and 2021, the Company recorded interest expense of $2,330 and $2,095, respectively, of which $1,247 and $1,127, respectively, was associated with the amortization of the debt discount.

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

As of November 30, 2022, none of the conditions of the Notes to early convert have been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of November 30, 2022, the Company was in compliance with all covenants in the Notes.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(b)  Revolving Credit Facility

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility.  Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of November 30, 2022, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,208. These letters of credit are secured through the revolving credit facility, thus reducing the maximum capacity of the revolving credit facility to $78,792 as of November 30, 2022. No amounts are outstanding as of November 30, 2022.

The 2019 Revolver term ends on July 19, 2024. The interest rate on the outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index (BSBY) rate plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels.  Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility and have been fully amortized. During the three months ended November 30, 2022 and 2021, the Company recorded interest expense of $51 and $51, respectively, related to the revolving credit facility. During the nine months ended November 30, 2022 and 2021, the Company recorded interest expense of $261 and $245, respectively, related to the revolving credit facility.

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

(9)  Stock-based Compensation

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan.   The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of November 30, 2022, there was a total of 9,211,901 shares of common stock authorized for issuance under the Incentive Plan, of which 1,344,021 were available for future grants.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended November 30,		Nine months ended November 30,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization	$1,247	$949	$3,645	$2,331
Product and technology	5,930	5,303	19,045	13,491
Sales and marketing	4,513	3,608	12,772	9,035
General and administrative	6,216	8,517	19,347	20,970
Total stock-based compensation	$17,906	$18,377	$54,809	$45,827

(a) Stock Options

The following is a summary of stock option activity under the Incentive Plan:

		Weighted	Weighted
		average	remaining	Aggregate
		exercise	contractual life	intrinsic
	Stock Options	price	in years	value
Balance, February 28, 2022	8,045,792	$11.24
Granted	915,081	8.06
Exercised	(295,361)	5.34
Forfeited	(461,096)	19.04
Balance, November 30, 2022	8,204,416		$5.5	$18,062

For the three months ended November 30, 2022 and 2021, the Company recognized $2,766 and $2,766 in compensation expense related to stock options, respectively. For the nine months ended November 30, 2022 and 2021, the Company recognized $7,989 and $7,679 in compensation expense related to stock options, respectively. As of November 30, 2022, approximately $17,679 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 1.9 years. The aggregate intrinsic value of stock options exercised was $453 and $5,407 for the three months ended November 30, 2022 and 2021, respectively, and $1,598 and $28,605 for the nine months ended November 30, 2022 and 2021, respectively.

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

		Weighted	Weighted
		average	remaining	Aggregate
		exercise	contractual life	intrinsic
	Stock Options	price	in years	value
Balance, February 28, 2022	267,721
Exercised	(59,939)	$1.07
Forfeited	(18,587)	$2.79
Balance, November 30, 2022	189,195	$1.81	7.0	$1,443

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

For the three months ended November 30, 2022 and 2021, the Company recognized $1,072 and $1,323, respectively, in compensation expense related to PlushCare stock options. For the nine months ended November 30, 2022 and 2021, the Company recognized $3,528 and $2,778, respectively, in compensation expense related to PlushCare stock options. As of November 30, 2022, approximately $3,559 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 1.5 years. The aggregate intrinsic value of stock options exercised was $152 and $136 for the three months ended November 30, 2022 and 2021, respectively, and $635 and $811 for the nine months ended November 30, 2022 and 2021, respectively.

(c)  Restricted Stock Units

Time-based restricted stock units are generally subject to a four-year vesting period, with one quarter of an award vesting one year after the vesting commencement date and the remainder vesting ratably on a monthly basis over the subsequent three years. The following is a summary of activity for the nine months ended November 30, 2022:

Restricted Stock Units
Balance, February 28, 2022	2,226,057
Granted	4,315,118
Vested	(1,109,344)
Forfeited	(606,707)
Balance, November 30, 2022	4,825,124

For the three months ended November 30, 2022 and 2021, the Company recognized $8,914 and $6,281, respectively, in restricted stock unit compensation expense. For the nine months ended November 30, 2022 and 2021, the Company recognized $24,220 and $14,297, respectively, in restricted stock unit compensation expense with $71,793 remaining total unrecognized compensation costs related to these awards as of November 30, 2022. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.5 years. The weighted average grant date fair value of restricted stock units granted during the nine months ended November 30, 2022 was $8.75.

In connection with the PlushCare acquisition, the agreement provides for the issuance of time-based restricted stock units for 64,694 shares of common stock to existing PlushCare shareholders upon the achievement of the contingent consideration revenue milestones. During the second quarter of fiscal 2023, 57,124 of these restricted stock units were issued. These restricted stock units are included in the table above.

During the three and nine months ended November 30, 2022, the Company recorded $1,162 and $3,705 in stock-based compensation expense related to the approved issuance of restricted stock units in lieu of cash for a portion of the Company’s 2023 bonus plan payout.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $253 and $480 during the three months ended November 30, 2022 and 2021, respectively, related to the ESPP and $938 and $1,341 during the nine months ended November 30, 2022 and 2021, respectively.

During the nine months ended November 30, 2022 and 2021, employees who elected to participate in the ESPP purchased a total of 560,345 and 140,838 shares of common stock, respectively, resulting in cash proceeds to the Company of $2,927 and $4,309, respectively. ESPP employee payroll contributions accrued as of November 30, 2022 and February 28, 2022 totaled $252 and $1,511, respectively, and are included within accrued compensation in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.

(e)  Other

In connection with the acquisition of 2nd.MD (Note 4), several 2nd.MD individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 608,332 shares that required continued employment with the Company. These shares are excluded from the above restricted stock units table. Included in the 608,332 shares are 281,531 shares that were also contingent upon the achievement of the contingent consideration milestones. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. These shares vested 50% on the first anniversary of the acquisition date and will vest 50% on the second anniversary of acquisition date. As a result of the achievement of certain revenue milestones (the contingent consideration milestones), a total of 256,418 of the eligible 281,531 shares will be issued to such shareholders, subject to the service requirements.  As of November 30, 2022, there were 241,614 unvested shares outstanding with a grant date fair value of $46.56 per share, with vesting subject to future service periods. The Company recognized stock-based compensation expense of $219 and $3,540 during the three months ended November 30, 2022 and 2021, respectively, and $3,796 and $10,621 during the nine months ended November 30, 2022 and 2021. The stock-based compensation expense for the nine months ended November 30, 2022 includes $3,139 of accelerated expense related to certain separation and transition agreements entered into during fiscal 2022. The unamortized compensation expense of $219 will be recognized over a remaining period of 0.3 years.

In connection with the acquisition of PlushCare (Note 4), certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares vested on the first anniversary of the acquisition date, one third will vest on the second anniversary of acquisition date, and one third will vest on the third anniversary of the acquisition date. As of November 30, 2022, there were 537,401 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $3,519 and $3,519 during the three months ended November 30, 2022 and 2021, respectively. The Company recognized stock-based compensation expense of $10,663 and $6,728 during the nine months ended November 30, 2022 and 2021, respectively. The unamortized compensation expense of $21,498 will be recognized over a weighted average remaining period of 1.6 years.

(10)   Income Taxes

The provision (benefit) for income taxes consists of provisions for federal, state and foreign income taxes for separate U.S. tax filers and for entities in separate tax jurisdictions. As a result of the Company’s history of net operating

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized. For the three months ended November 30, 2022 and 2021, the Company recorded income tax provision (benefit) of $77 and $3,325, respectively, which resulted in effective tax rates of 0.2% and 12.9%, respectively. For the nine months ended November 30, 2022 and 2021, the Company recorded income tax provision (benefit) of $(3,573) and $(9,501), respectively, which resulted in effective tax rates of 0.8% and 9.7%, respectively. The tax benefit for the nine months ended November 30, 2022 is primarily related to the reversal of the deferred tax liability associated with the basis difference in goodwill from the 2nd.MD acquisition. The goodwill impairment recorded in the first quarter of fiscal 2023 required the Company to reverse that deferred tax liability during the nine months ended November 30, 2022. The tax benefit for the three and nine months ended November 30, 2021 is related to the partial release of the U.S. valuation allowance due to the acquired intangibles of PlushCare. The decrease in the valuation allowance was due to the acquisition of PlushCare’s stock, whereby the acquired intangible assets had no tax basis. This required the Company to record a deferred tax liability which served as a source of taxable income to realize the existing deferred tax assets of the Company.

(11)   Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Accolade’s common stockholders:

	Three months ended		Nine months ended
	November 30,		November 30,
	2022	2021	2022	2021
Net income (loss)	$(39,872)	$22,503	$(429,217)	$(88,568)

Shares:
Weighted-average common shares outstanding, basic	71,228,351	65,418,728	70,755,157	62,684,823
Dilutive effect of stock options	—	5,792,987	—	—
Dilutive effect of unvested restricted stock units	—	128,331	—	—
Dilutive effect of shares issued to 2nd.MD employees and subject to vesting	—	102,042	—	—
Dilutive effect of shares to be issued to HealthReveal shareholders upon expiration of indemnification period	—	19,138	—	—
Dilutive effect of shares issued to PlushCare employees and subject to vesting	—	28,819	—	—
Weighted-average common shares outstanding, diluted	71,228,351	71,490,045	70,755,157	62,684,823

Net income (loss) per share attributable to common stockholders, basic	$(0.56)	$0.34	$(6.07)	$(1.41)
Net income (loss) per share attributable to common stockholders, diluted	$(0.56)	$0.31	$(6.07)	$(1.41)

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

	Three months ended		Nine months ended
	November 30,		November 30,
	2022	2021	2022	2021
Stock options	8,393,611	534,377	8,393,611	8,468,806
Unvested restricted stock units	4,825,124	1,298,788	4,825,124	1,788,134
Shares issued to 2nd.MD employees and subject to vesting	274,224	281,531	274,224	281,531
Contingent shares in connection with 2nd.MD acquisition	—	1,889,441	—	1,889,441
Shares issued to PlushCare employees and subject to vesting	537,401	844,202	537,401	844,202
Contingent shares in connection with PlushCare acquisition	102,111	1,494,210	102,111	1,494,210
Indemnity shares held in escrow in connection with PlushCare acquisition	27,342	—	27,342	27,382
Shares to be issued to HealthReveal shareholders upon expiration of indemnification	28,089	—	28,089	28,089
Convertible Senior Notes	5,700,297	5,700,297	5,700,297	5,700,297
Total	19,888,199	12,042,846	19,888,199	20,522,092

(12)   Commitments and Contingencies

(a)  Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity. As of November 30, 2022, the Company had accruals of $3,700 related to legal matters.

On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint, as amended, alleges that certain of PlushCare’s subscription payment practices violate California and other state automatic renewal laws and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this matter, subject to a cap. During the three months ended November 30, 2022, the parties tentatively agreed on a settlement and the Company has recorded a contingent liability. The majority of the Company’s liability is eligible to be paid through third-party insurance and the remaining indemnification from the selling shareholders of PlushCare. The remainder amounted to $439 at November 30, 2022 and was recorded in general and administrative expenses in the statement of operations.

(b)  Employment Agreements

Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.

(c)  Purchase Obligations

The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to the end of

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

each contract year, September 30, in each of fiscal years 2023 through 2027. If total purchases in a contract year do not meet the portion of the commitment required for that year, the shortfall must be prepaid and can be used for future purchases through September 30, 2027. As of November 30, 2022, the Company has remaining future purchase commitments under this agreement of $34,114.

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

In September 2021, we announced new solutions and new naming for the solutions described above. The new solutions – Accolade One and Accolade Care – combine the capabilities of Accolade’s historical navigation and advocacy solutions with our acquired primary care, mental health, and expert medical opinion services, augmented by artificial intelligence, machine learning, and data-driven recommendations. The new solutions are in their early stages of implementation. Additionally, we announced new solution bundles incorporating all of our existing solutions to reflect the evolution and maturation of our offering portfolio. With these changes, our current offerings include:

●	Accolade Expert MD – Expert medical consultations that connect patients to highly qualified condition-specific specialists for both adult and pediatric care

●	Accolade Care – Integrated primary care and mental health support
●	Core and Plus – A benefits navigation and care solution designed to work with our customers’ existing benefits ecosystem, incorporating elements of all Accolade solutions including Advocacy, Accolade Expert MD, Accolade Care, and the Accolade partner ecosystem. Different offering configurations may also include member services, provider services, and an expanded set of clinical programs that address case and disease management to maximize member engagement and return on investment
●	Accolade One – A value-based option that includes all of the Accolade solutions and the Accolade partner ecosystem with a pricing structure that includes a higher portion of revenues associated with outcomes-based measures

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

For the three months ended November 30, 2022, our total revenue was $90.9 million, representing 9% year-over-year growth compared to total revenue of $83.5 million for the three months ended November 30, 2021. For the nine months ended November 30, 2022, our total revenue was $264.1 million, representing 22% year-over-year growth compared to total revenue of $216.3 million for the nine months ended November 30, 2022. For the three months ended November 30, 2022 and 2021, our net income (loss) was $(39.9) million and $22.5 million, respectively. For the nine months ended November 30, 2022 and 2021, our net income (loss) was $(429.2) million and $(88.6) million, respectively. Net loss for the nine months ended November 30, 2022 included a goodwill impairment charge of $299.7 million.

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

Goodwill impairment. Goodwill impairment expense represents impairment charges incurred as a result of goodwill impairment testing.

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Revenue	$90,946	$83,450	$264,117	$216,265
Cost of revenue, excluding depreciation and amortization(1)	50,412	45,156	147,857	125,426
Operating expenses:
Product and technology(1)	24,254	22,846	77,265	61,297
Sales and marketing(1)	25,023	24,616	75,573	63,134
General and administrative(1)	20,037	21,464	61,295	69,636
Depreciation and amortization	11,602	11,250	34,749	30,967
Goodwill impairment	—	—	299,705	—
Change in fair value of contingent consideration	—	(68,428)	—	(38,282)
Total operating expenses	80,916	11,748	548,587	186,752
Income (loss) from operations	(40,382)	26,546	(432,327)	(95,913)
Interest income (expense), net	386	(743)	(484)	(2,137)
Other income (expense)	201	25	21	(19)
Income (loss) before income taxes	(39,795)	25,828	(432,790)	(98,069)
Income tax benefit (expense)	(77)	(3,325)	3,573	9,501
Net income (loss)	$(39,872)	$22,503	$(429,217)	$(88,568)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Cost of revenue	$1,247	$949	$3,645	$2,331
Product and technology	5,930	5,303	19,045	13,491
Sales and marketing	4,513	3,608	12,772	9,035
General and administrative	6,216	8,517	19,347	20,970
Total stock‑based compensation	$17,906	$18,377	$54,809	$45,827

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue, excluding depreciation and amortization	55%	54%	56%	58%
Operating expenses:
Product and technology	27%	27%	29%	28%
Sales and marketing	28%	29%	29%	29%
General and administrative	22%	26%	23%	32%
Depreciation and amortization	13%	13%	13%	14%
Goodwill impairment	—%	—%	113%	—%
Change in fair value of contingent consideration	—%	(82)%	—%	(18)%
Total operating expenses	89%	14%	208%	86%
Income (loss) from operations	(44)%	32%	(164)%	(44)%
Interest income (expense), net	0%	(1)%	(0)%	(1)%
Other income (expense)	0%	0%	0%	(0)%
Income (loss) before income taxes	(44)%	31%	(164)%	(45)%
Income tax benefit (expense)	(0)%	(4)%	1%	4%
Net income (loss)	(44)%	27%	(163)%	(41)%

Comparison of Three and Nine Months Ended November 30, 2022 and 2021

Revenue

	For the three months ended
	November 30,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Revenue	$90,946	$83,450	$7,496	9%

Revenue increased $7.5 million, or 9%, to $90.9 million for the three months ended November 30, 2022, as compared to $83.5 million for the three months ended November 30, 2021. The increase was attributable to revenues derived from growth in the number of customers served during the third quarter of fiscal 2023 as compared to the prior year’s corresponding period. Revenue from access fees increased $0.9 million, or 1%, to $70.0 million for the three months ended November 30, 2022 as compared to $69.1 million for the three months ended November 30, 2021. Revenue from utilization-based fees increased $6.6 million, or 46%, to $21.0 million for the three months ended November 30, 2022 as compared to $14.4 million for the three months ended November 30, 2021.

	For the nine months ended
	November 30,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Revenue	$264,117	$216,265	$47,852	22%

Revenue increased $47.9 million, or 22%, to $264.1 million for the nine months ended November 30, 2022, as compared to $216.3 million for the nine months ended November 30, 2021. The increase was attributable primarily to revenues derived from the PlushCare acquisition (which occurred in the second quarter of fiscal 2022) and growth in the number of customers served during the nine months ended November 30, 2022, as compared to the prior year’s corresponding period. Revenue from access fees increased $20.0 million, or 11%, to $206.0 million for the nine months ended November 30, 2022 as compared to $186.0 million for the nine months ended November 30, 2021. Revenue from utilization-based fees increased $27.9 million, or 92%, to $58.1 million for the nine months ended November 30, 2022 as compared to $30.3 million for the nine months ended November 30, 2021.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	November 30,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$50,412	$45,156	$5,256	12%

Cost of revenue, excluding depreciation and amortization increased $5.3 million, or 12%, to $50.4 million for the three months ended November 30, 2022, as compared to $45.2 million for three months ended November 30, 2021. The increase was primarily driven by $3.3 million in increased personnel and related costs to serve the customer base and $1.5 million in increased costs associated with third-party services and solutions from trusted suppliers.

	For the nine months ended
	November 30,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$147,857	$125,426	$22,431	18%

Cost of revenue, excluding depreciation and amortization, increased $22.4 million, or 18%, to $147.9 million for the nine months ended November 30, 2022, as compared to $125.4 million for the nine months ended November 30, 2021. The increase was primarily driven by $15.5 million in increased personnel and related costs to serve the customer base and $3.6 million associated with third-party services and solutions from trusted suppliers.

Operating expenses

	For the three months ended
	November 30,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$24,254	$22,846	$1,408	6%
Sales and marketing	25,023	24,616	407	2%
General and administrative	20,037	21,464	(1,427)	(7)%
Depreciation and amortization	11,602	11,250	352	3%
Change in fair value of contingent consideration	—	(68,428)	68,428	N/A
Total operating expenses	$80,916	$11,748	$69,168	589%

Product and technology.    Product and technology expense increased $1.4 million, or 6%, to $24.3 million for the three months ended November 30, 2022, as compared to $22.8 million for the three months ended November 30, 2021. The increase was primarily driven by increases in personnel and related costs of $0.5 million and stock-based compensation of $0.6 million.

Sales and marketing.    Sales and marketing expense increased $0.4 million, or 2%, to $25.0 million for the three months ended November 30, 2022, as compared to $24.6 million for the three months ended November 30, 2021. The increase was primarily driven by an increase in stock-based compensation of $0.9 million, partially offset by timing of marketing event costs which were lower in the fiscal third quarter of 2023 by $0.3 million.

General and administrative.    General and administrative expense decreased $1.4 million, or 7%, to $20.0 million for the three months ended November 30, 2022, as compared to $21.5 million for the three months ended November 30, 2021. The decrease was primarily due to a decrease in stock-based compensation of $2.3 million, partially offset by increases in professional fees of $0.6 million.

Depreciation and amortization.    Depreciation and amortization expense increased $0.4 million, or 3%, to $11.6 million for the three months ended November 30, 2022, as compared to $11.3 million for the three months ended November 30, 2021. The composition of depreciable and amortizable assets has not changed significantly since the third quarter of fiscal 2022.

Change in fair value of contingent consideration.    This operating expense represents the change in the fair value of the contingent consideration liabilities associated with the 2nd.MD and PlushCare acquisitions. The contingent consideration was reclassified to equity in the fourth quarter of fiscal 2022.

	For the nine months ended
	November 30,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$77,265	$61,297	$15,968	26%
Sales and marketing	75,573	63,134	12,439	20%
General and administrative	61,295	69,636	(8,341)	(12)%
Depreciation and amortization	34,749	30,967	3,782	12%
Goodwill impairment	299,705	—	299,705	N/A
Change in fair value of contingent consideration	—	(38,282)	38,282	N/A
Total operating expenses	$548,587	$186,752	$361,835	194%

Product and technology.    Product and technology expense increased $16.0 million, or 26%, to $77.3 million for the nine months ended November 30, 2022, as compared to $61.3 million for the nine months ended November 30, 2021. The increase was primarily driven by increases in personnel and related costs of $7.9 million, which included $1.2 million of severance costs associated with workforce realignment actions taken by management, and stock-based compensation expense of $5.6 million.

Sales and marketing.    Sales and marketing expense increased $12.4 million, or 20%, to $75.6 million for the nine months ended November 30, 2022, as compared to $63.1 million for the nine months ended November 30, 2021. The increase was primarily driven by increases in digital marketing costs of $5.7 million, stock-based compensation expense of $3.7 million, and $1.0 million of severance costs associated with workforce realignment actions taken by management.

General and administrative.    General and administrative expense decreased $8.3 million, or 12%, to $61.3 million for the nine months ended November 30, 2022, as compared to $69.6 million for the nine months ended November 30, 2021. The decrease was primarily due to decreases in acquisition and integration-related costs of $12.8 million and a decrease in stock-based compensation expense of $1.6 million, partially offset by increases in personnel and related costs of $4.0 million, which included $1.0 million of severance costs associated with workforce realignment actions taken by management.

Depreciation and amortization.    Depreciation and amortization expense increased $3.8 million, or 12%, to $34.7 million for the nine months ended November 30, 2022, as compared to $31.0 million for the nine months ended November 30, 2021. The increase was primarily due to additional fiscal 2023 amortization of PlushCare intangible assets that were acquired during the second quarter of fiscal 2022.

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

Interest expense, net

	For the three months ended
	November 30,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Interest income (expense), net	$386	$(743)	$1,129	152%

Interest income (expense), net increased $1.1 million, or 152%, to $0.4 million for the three months ended November 30, 2022, as compared to $(0.7) million for the three months ended November 30, 2021.  The increase was primarily due to an additional $1.2 million of interest income generated from our cash and cash equivalents during the three months ended November 30, 2022 compared to the prior year period.

	For the nine months ended
	November 30,		Changes
	2022	2021	Amount	%

	(in thousands, except percentages)
Interest income (expense), net	$(484)	$(2,137)	$1,653	77%

Interest income (expense), net increased $1.7 million, or 77%, to $(0.5) million for the nine months ended November 30, 2022, as compared to $(2.1) million for the nine months ended November 30, 2021.  The increase was primarily due to an additional $2.1 million of interest income generated from our cash and cash equivalents during the nine months ended November 30, 2022 compared to the prior year period.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2022	2021	2022	2021

	(in thousands, except percentages)		(in thousands, except percentages)
Adjusted Gross Profit	$41,781	$39,243	$120,019	$93,170
Adjusted Gross Margin	45.9%	47.0%	45.4%	43.1%
Adjusted EBITDA	$(10,222)	$(11,944)	$(39,337)	$(44,193)

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) adjusted to exclude interest expense (income), net, income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition and integration-related costs, goodwill impairment, change in fair value of contingent consideration, severance costs, and other expense (income). We consider severance costs to include severance payments related to the realignment of our resources. Other expense (income) includes foreign exchange gain or loss. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this measure generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

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

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2022	2021	2022	2021

	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$90,946	$83,450	$264,117	$216,265
Less:
Cost of revenue, excluding depreciation and amortization	(50,412)	(45,156)	(147,857)	(125,426)
Gross profit, excluding depreciation and amortization	40,534	38,294	116,260	90,839
Add:
Stock‑based compensation, cost of revenue	1,247	949	3,645	2,331
Severance costs, cost of revenue	—	—	114	—
Adjusted Gross Profit	$41,781	$39,243	$120,019	$93,170
Gross margin, excluding depreciation and amortization	44.6%	45.9%	44.0%	42.0%
Adjusted Gross Margin	45.9%	47.0%	45.4%	43.1%

Gross margin, excluding depreciation and amortization, for the three months ended November 30, 2022 and 2021, decreased to 44.6% from 45.9%, respectively, and Adjusted Gross Margin for the three months ended November 30, 2022 and 2021 decreased to 45.9% from 47.0%, respectively. The decreases in gross margin, excluding depreciation and amortization, and Adjusted Gross Margin are driven primarily by timing of revenue recognition with higher gross margins. Gross margin, excluding depreciation and amortization, for the nine months ended November 30, 2022 and 2021, increased to 44.0% from 42.0%, respectively, and Adjusted Gross Margin for the nine months ended November 30, 2022 and 2021, increased to 45.4% from 43.1%, respectively. The increases in gross margin, excluding depreciation and amortization, and Adjusted Gross Margin are driven primarily by higher margins in our virtual primary care offerings that were acquired during the second quarter of fiscal 2022 compared with the Company’s other offerings.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net income (loss):

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income (loss)	$(39,872)	$22,503	$(429,217)	$(88,568)
Adjusted for:
Interest expense (income), net	(386)	743	484	2,137
Income tax (benefit) expense	77	3,325	(3,573)	(9,501)
Depreciation and amortization	11,602	11,250	34,749	30,967
Stock‑based compensation	17,906	18,377	54,809	45,827
Acquisition and integration‑related costs(1)	439	311	439	13,208
Goodwill impairment	—	—	299,705	—
Change in fair value of contingent consideration	—	(68,428)	—	(38,282)
Severance costs(2)	213	—	3,288	—
Other expense (income)	(201)	(25)	(21)	19
Adjusted EBITDA	$(10,222)	$(11,944)	$(39,337)	$(44,193)
(1)	For the three and nine months ended November 30, 2022, acquisition and integration-related costs represent expenses associated with litigation inherited through the PlushCare acquisition. Refer to Note 12 in our consolidated financial statements for further details. For the three and nine months ended November 30, 2021, acquisition and integration-related costs represent banking, legal, accounting, and consulting fees related to acquisitions.
(2)	Severance costs represent expenses associated with workforce realignment actions taken by management.

Liquidity and Capital Resources

We had cash and cash equivalents of $325.6 million as of November 30, 2022. Our cash equivalents are comprised of money market accounts held at banks.

Our Debt Arrangements

As of November 30, 2022, we had $287.5 million in outstanding debt related to the Convertible Senior Notes issued in March 2021. We currently also have a revolving credit facility (2019 Revolver), which we entered into in July 2019.

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

The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.2 million. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $78.8 million. The 2019 Revolver expires in July 2024.

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

We were in compliance with all such applicable covenants as of November 30, 2022, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the nine months ended
	November 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(38,146)	$(60,066)
Net cash used in investing activities	(4,815)	(263,081)
Net cash provided by financing activities	2,745	255,245

Operating Activities.   Net cash used in operating activities decreased by $21.9 million to $38.1 million during the nine months ended November 30, 2022 from $60.1 million during the nine months ended November 30, 2021, primarily due to growth in the business resulting in decreased net loss net of non-cash items during the nine months ended November 30, 2021 that did not occur in the current period.

Investing Activities.    Net cash used in investing activities decreased by $258.3 million to $4.8 million during the nine months ended November 30, 2022, from $263.1 million during the nine months ended November 30, 2021, primarily due to cash paid for the acquisitions of 2nd.MD and PlushCare, totaling $260.2 million, during the nine months ended November 30, 2021.

Financing Activities.   Net cash provided by financing activities decreased by $252.5 million to $2.7 million during the nine months ended November 30, 2022 from $255.2 million during the nine months ended November 30, 2021 primarily due to the proceeds from the issuance of the Convertible Senior Notes of $287.5 million and payment for purchase of capped calls associated with the Convertible Senior Notes of $(34.4) million during the nine months ended November 30, 2021.

Material Cash Requirements

As of November 30, 2022, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:

●	Principal and interest obligations on convertible debt – As discussed in detail above, the $287.5 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 8 to our consolidated financial statements for more details.
●	Operating leases – We have entered into operating leases, primarily for office space. Liabilities associated with these leases totaled $36.2 million as of November 30, 2022.
●	Other purchase obligations – We have entered into certain arrangements that include obligations to make significant future purchases. The majority of these purchases are not expected to be made over the next 12 months. See Note 12 to our consolidated financial statements for more details.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended November 30, 2022, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2022 filed with the SEC. We incurred a goodwill impairment charge during the nine months ended November 30, 2022, which is detailed below.

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

As a result of sustained decreases in our stock price and market capitalization, we conducted an impairment test of our goodwill as of May 31, 2022 in connection with the preparation of the condensed consolidated financial statements included in the first quarter Quarterly Report on Form 10-Q. As a result of this testing, we recorded a $299.7 million non-cash goodwill impairment charge (equivalent to $4.24 per basic and diluted share for the nine months ended November 30, 2022) during the first quarter of fiscal 2023. Our May 31, 2022 goodwill impairment test reflected an allocation of 70% and 30% between the income and market-based approaches, respectively. We believe the 70% weighting to the income-based approach is appropriate as it more directly reflects our future growth and profitability expectations. Significant inputs into the valuation models included the discount rate, revenue market multiples, and estimated future cash flows. We used a discount rate of 11% and guideline peer group and public transaction revenue multiples between 1.1x and 1.8x current and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $325.6 million as of November 30, 2022 and $365.9 million as of February 28, 2022. Our cash equivalents are comprised primarily of money market accounts held at banks and United States treasury bills with original maturities of three months or less. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2022. Based on the evaluation of our disclosure controls and procedures as of November 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses in most periods since our inception and continue to have an accumulated deficit. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and as we continue to invest in increasing our customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our offerings, and the incurrence of indebtedness. Our cash flow from operations was negative for the nine months ended November 30, 2022 and each of the last three fiscal years, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which may be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively impact the value of our common stock.

We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

While no customer represented 10% or more of our revenue for the three and nine months ended November 30, 2022, historically we have relied on a limited number of customers for a significant portion of our revenue. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts has in the past, and could in the future, adversely affect our results of operations. For example, in April 2022, Comcast Cable notified us that it would be exercising its right to terminate our contract “for convenience” effective at the end of the current calendar year ending December 31, 2022, subject to a right to elect to receive transition services for a period post-termination. Comcast accounted for less than 10%, 16%, and 24% of our revenue for the fiscal years ended February 28(29), 2022, 2021, and 2020, respectively. The loss of another significant customer, if we are not able to replace such revenue from other existing or new customers, could harm our business and our financial results. Although we typically enter into three-year contracts with our customers, certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us, or may stage competitive request for proposal processes, any of which could result in the loss or reduced profitability of such customers’ agreements with us. Macroeconomic factors including the COVID-19 pandemic, rising inflation, and geopolitical risk may affect our customers' desire to renew their contracts, or if they undergo layoffs or reductions in force then our membership numbers would decrease, which would reduce our revenues. For example, during the initial year of the pandemic, customers in the airline industry had significant headcount reductions, which resulted in a reduction of revenues associated with these customers. We may not experience the impact of changes to our customers’ headcount immediately because employees that are on furlough or are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further disruption due to macroeconomic factors including the COVID-19 pandemic, rising inflation, and geopolitical risk. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of one or more of our largest customers declines, our credit risk could increase. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

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

Various state and federal laws require disclosures to be made to consumers prior to collecting periodic subscription fees that will automatically renew without further action by the consumer. One such example is the California Automatic Renewal Law (California ARL) pursuant to which PlushCare, Inc. and PlushCare of California were recently sued by a purported class (Robbins v. PlushCare, Inc. et al.) in the United States District Court for the Northern District of California alleging, inter alia, that PlushCare violated the California ARL by failing to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. We will vigorously defend the lawsuit and any potential loss to the Company is currently deemed to be immaterial.

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

ACCOLADE, INC. (Registrant)

Date: January 9, 2023	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: January 9, 2023	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial and Accounting Officer)