Form 10-K
period 2023-02-28
Accolade, Inc.
filed 2023-04-28
CIK 1481646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $658.5 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Select Market reported for such date. Excludes an aggregate of 6,849,852 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of April 21, 2023, 73,634,043 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2023 Annual Meeting of Stockholders.

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

•	We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

•	We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.

•	We have a limited operating history with some of our current offerings, in particular those which we have acquired, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

•	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

•	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

•	Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality and due to the fact that a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings.

•	If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

•	If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistants, clinical, including primary care physicians and medical specialists, and various product and technology roles, our business could be adversely affected.

•	We have and may again in the future acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations.

•	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

•	Macroeconomic factors including high inflation, the COVID-19 pandemic, and geopolitical risk may result in decreases to the workforces of, or benefits spending by, our customers which would impact our operational and financial performance.

•	If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business could be harmed.

•	Unstable market and economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, may have serious adverse consequences on our business, financial condition, results of operations, and stock price.

Part I

Item 1. Business

Our Mission

At Accolade, we envision a world where every person can live their “healthiest life” — a concept that encompasses physical, emotional, financial, and professional wellness. Our mission is to empower people through expertise, empathy, and technology to make the best decisions for their health and well-being.

Business Overview

Accolade enables our members to receive the right healthcare for their individual needs. We call it Personalized Healthcare. Accolade solutions are personal, data driven, and value based to provide a healthcare experience that helps people better understand, navigate, and utilize the healthcare system and workplace benefits. We provide personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade solutions in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. We also offer expert medical opinion services to commercial customers (which includes employers, health plans, and governmental entities) and virtual primary care and mental health support, both directly to consumers and to commercial customers. Our innovative platform, which we call our True Health Engine, combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, case management specialists, expert medical opinion providers, and virtual primary care physicians. We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our True Health Engine dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

The U.S. healthcare system is complex and places significant strain on consumers, who struggle to effectively use their healthcare and benefits, make informed decisions about their health, and navigate the fragmented network of providers and third-party benefit programs. Additionally, access to appropriate care and the quality of available care varies widely based on a number of reasons, including economic, social, and geographic. This is commonly referred to as Health Equity. We designed our solutions to follow a clinical model that emphasizes both contextual and concordant care – healthcare that takes into account a person’s lifelong healthcare experience delivered by a team of people who understand their individual need. This approach also takes into account the numerous social determinants of health, such as social, economic, race, and geographic barriers that impact the quality and accessibility of healthcare. The COVID-19 global pandemic exacerbated the complexity and frustration faced by consumers, as they faced limits on their ability to access traditional care safely or struggled to find current and accurate information about the virus including the availability of testing or vaccinations. Healthcare payors, including managed care companies, the government, employers, and consumers, face significant and rising costs. For large employers in particular, the direct costs are substantial: the total annual employer cost for healthcare is estimated at more than $10,000 per employee. Employers also bear indirect costs in the form of absenteeism, decreased productivity, and diminished morale, all potentially intensified during times when their employees are forced to work remotely due to threats to public health. Despite the significant and growing spend on care, health outcomes are not improving, and misaligned incentives among key constituents thwart meaningful change. A suboptimal consumer experience persists.

We believe the most effective way to improve health outcomes and control cost is to help consumers make better, data-driven healthcare and benefits-related decisions. Based on this belief, we have developed a differentiated platform to support and influence consumer decision-making that is built on a foundation of mission-driven people and purpose-built technology:

●	Accolade Health Assistants. Our Accolade Health Assistants are highly trained professionals who develop trusted relationships with our members and serve as their primary and ongoing point of contact for all issues related to healthcare and benefits.
●	Clinicians. Our clinicians include registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, case management specialists, expert medical opinion providers, and virtual primary care physicians.
●	Technology. Our technology platform was designed to deliver highly personalized member experiences at scale, leveraging data and machine learning to derive actionable insights, optimize our care teams’ workflows, and accelerate the pace of our innovation. We ingest and link disparate data points to Accolade-generated data to create a 360-degree member view which our Accolade Health Assistants and clinicians access in our purpose-built member CRM tool, InView. Our secure, open technology platform supports our continuous innovation and the development of additional capabilities to benefit our members.
●	Trusted Partner Ecosystem. In addition to Accolade’s owned solutions, we have assembled a roster of high-quality partners whose condition-specific solutions are complementary to our services and capable of delivering additional value to our members and customers or capabilities that meet specific customer needs. The Trusted Partner Ecosystem encompasses a set of partnerships in areas that we believe matter to our customers because medical spend in them is high, such as diabetes or musculoskeletal care, and/or having services related to them is viewed favorably in terms of attracting and retaining talent (e.g., fertility care, LGBTQIA+ affirming care). Accolade vets Trusted Partners along clinical, data security, financial, and operational dimensions. Ultimately, customers can streamline selection, procurement, and implementation when working with our Trusted Partners. We also enable a set of integrated features to support incremental, appropriate utilization of the Trusted Partners' services.

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

Our investments in a scalable technology platform have enabled us to acquire complementary services and implement a multi-offering strategy that meets the diverse needs of our existing and prospective customers. Buyers of our offerings have varying priorities and appetites for change to their existing health and benefits packages, and we have therefore developed a solutions portfolio that is designed to support a range of capabilities and services for employers of all sizes. We sell our solutions in four primary offerings that incorporate different aspects of our services:

●	Accolade Expert MD – Expert medical consultations that connect patients to highly qualified condition-specific specialists for both adult and pediatric care
●	Accolade Care – Integrated primary care and mental health support
●	Plus and Connect – A benefits navigation and care solution designed to work with our customers’ existing benefits ecosystem, incorporating elements of all Accolade solutions including Advocacy, Accolade Expert MD, Accolade Care, and the Accolade partner ecosystem. Different offering configurations may also

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

Attractive operating model supported by a per-member-per-month (PMPM) recurring revenue model, providing a high degree of visibility. As of February 28, 2023, we had over 800 commercial customers that collectively purchase access to our solutions for more than 12 million members. We principally generate revenue from our customers on a recurring PMPM fee basis, with contracts generally three years in length, which together provide us with significant revenue visibility. Our ability to deliver significant and measurable return on investment for our customers in the form of improved clinical and financial outcomes has led to a gross dollar retention of 87%, 98%, and 99% for the fiscal years ended February 28, 2023, 2022, and 2021, respectively.

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

Continue to develop new offerings. We are constantly innovating to enhance our model and develop new offerings, including our recently introduced Accolade Care and Accolade Connect. Our ability to act as a trusted advisor to our members and customers positions us to identify new opportunities for additional offerings that can meet their existing and emerging needs. Our open technology platform also allows us to efficiently add new applications on top of our existing technology stack, such as Accolade COVID Response Care and Mental Health Integrated Care.

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

Opportunistically pursue partnerships. We have historically integrated new and complementary capabilities into our offerings by forming strategic partnerships and other relationships with third parties. We believe our partners choose us because of our entrepreneurial and collaborative culture, dedication to continuous innovation, and track record of exceptionally high member engagement rates. We develop and maintain partnerships with a number of healthcare companies to offer our customers a broader range of services and our members a more seamless healthcare experience on the back of the core Accolade engagement model. Those partnerships include health plan partners such as United Healthcare, Aetna, Blue Shield of California, and Priority Health, technology partners like Change Healthcare, and chronic and clinical solutions providers such as Sword, Virta, RxSavings Solutions, Carrot Fertility, Headspace Health, and FOLX.

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

Today, we offer our solutions as standalone or bundled offerings. The current solution portfolio combines the capabilities of Accolade’s historical navigation and advocacy solutions with our acquired primary care, mental health, and expert medical opinion services, augmented by artificial intelligence, machine learning, and data-driven recommendations. Our current offerings include:

●	Accolade Expert MD – Expert medical consultations that connect patients to highly qualified condition-specific specialists for both adult and pediatric care
●	Accolade Care – Integrated primary care and mental health support
●	Plus and Connect – A benefits navigation and care solution designed to work with our customers’ existing benefits ecosystem, incorporating elements of all Accolade solutions including Advocacy, Accolade Expert MD, Accolade Care, and the Accolade partner ecosystem. Different offering configurations may also include member services, provider services, and an expanded set of clinical programs that address case and disease management to maximize member engagement and return on investment.
●	Accolade One – A value-based option that includes all of the Accolade solutions and the Accolade partner ecosystem with a pricing structure that includes a higher portion of revenues associated with outcomes-based measures

Accolade has also developed add-on solutions, such as Accolade Covid Response Care and Tricare Select Navigator that directly address specific needs among our commercial customers for help with overall benefits management.

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

In order to fuel our machine learning processes, we have made a concerted effort to source what we view as a massive, powerful, and differentiated data set. We pair Accolade data (encounter and activation history, conditions/medications/procedures, barriers to care, assessment responses, care plans) with the data we ingest from:

●	our commercial customers (eligibility and membership data);
●	carriers and pharmacy benefits managers (claims data, plus benefit plan and formulary details);
●	providers (verification of benefits and eligibility checks, pre-authorizations, and utilization management discharge instructions);

●	the Centers for Medicare & Medicaid Services (CMS) and commercial insurers (billions of claims, comprehensive provider directories, and price data); and
●	ecosystem partners (registrations, interactions, assessments/care plans).

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

Sales Organization. We principally sell our solutions through our direct salesforce and distribution agreements with healthcare industry third parties, such as large and regional health plans and governmental entities. We have invested meaningfully in creating a scaled and focused team to capture new customer growth opportunities across different customer sizes, verticals, and geographies. Our field sales professionals are organized by account size, region, and existing versus prospective customers. This organizational structure enables us to deliver context-specific, tailored messaging that resonates with each customer segment. Our sales team possesses deep domain expertise in health benefits management and boasts long-term relationships with key decision makers within our prospective customer organizations. We also have a sales team solely focused on our health plan distribution relationships. We believe the effectiveness of our sales organization is evidenced by growing adoption of our platform by large strategic customers, as well as more recent traction with enterprise and mid-market customers where we see meaningful additional revenue opportunity.

Customer Success Organization. Our customer success team provides strategic insights, point solutions recommendations, and day-to-day account support to our customers. The team is focused on deepening existing customer relationships and cross-selling new offerings where appropriate. This organization is comprised of dedicated customer support teams to serve each customer’s specific needs and also focuses on deepening existing customer relationships through sales of our new offerings.

Strategic Partnerships. We selectively form partnerships to further drive customer acquisition and adoption of our personalized, technology-enabled solutions platform. For example, in 2022, we announced partnerships with Blue Shield of California and Priority Health to provide our services as part of their employer-focused virtual first health plan offerings. These relationships allow us to reach a wider customer audience through regionally-focused organizations.

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

In addition to our direct sales organization, we maintain relationships with a range of third parties including brokers, benefits consultants, third-party administrators, and Trusted Partner Ecosystem. These partners supplement our direct sales force and help sell our offerings into select end markets by way of warm introductions and advice as we field prospective customers’ requests for proposals. We have developed strong relationships with our partners and have a well-established reputation within our partner community. We proactively educate our partners on our solutions and value proposition to ensure we are appropriately represented to prospective customers.

Competition

We believe no single competitor offers a similarly comprehensive platform combining personalized, technology-enabled solutions with highly trained professionals. However, we have experienced and expect to continue to experience competition from a number of companies, including those who are well-established and may have greater resources, and those who may become meaningful competitors in the future. Our competitors generally fall into three categories: large health plans that provide member and provider services; traditional advocacy and navigation companies, such as Quantum Health and Included Health; and an emerging cohort of companies that provide varying levels of virtual primary and mental health care, telemedicine, and expert medical opinion services, such as Included Health (Grand Rounds), Alight (Compass), Teladoc, and Health Advocate. We believe the primary competitive factors for our industry include:

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

We continually review our product and technology efforts to assess the existence and patentability of new intellectual property, and have been granted several patents in the United States and may prosecute additional patent applications in the future. We have several registered trademarks in the United States.

Government Regulation

HIPAA and Other Privacy and Security Requirements

Numerous state, federal, local, and foreign laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of personal or sensitive data (including protected health information (PHI) and personally identifiable information (PII)). These laws and regulations include the Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 (TCPA), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM), and the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act (CPRA). In addition, several states within the United States have enacted or proposed data privacy laws, including Virginia, Colorado, Utah, and Connecticut. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

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

Likewise, the CCPA creates individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA imposes obligations on covered companies to provide specific disclosures related to a company’s collection, use, and disclosure of personal data and to respond to certain requests from California residents, related to their personal data. The CPRA, effective January 1, 2023, expands the CCPA by giving California residents the ability to limit use of certain sensitive personal data, establishing restrictions on personal data retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law.

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

Foreign data privacy and security laws (including but not limited to the EU General Data Protection Regulation (EU GDPR) and the UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the European Economic Area (EEA) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA.

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

Additionally, in the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, including the proposed modification to some of the aforementioned laws. We expect there to continue to be a number of healthcare-related legislative initiatives that may significantly affect the healthcare industry. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry.

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

Overview of our Team

As of February 28, 2023, we had approximately 2,370 employees. Our largest group of employees are in our front line care teams comprised of our Accolade Health Assistants, Clinicians (including nurses, pharmacists, and medical directors), and other service and operations team members. Other groups are comprised as follows: Product and Technology, Field Operations, including sales and marketing, Solutions and Growth, and General and Administration roles. We also supplement our workforce with contractors and consultants depending on business need.

Our two largest offices and co-headquarters locations are located in Seattle, Washington and Plymouth Meeting, Pennsylvania. We also have concentrations of employees in various cities throughout the United States and Prague, Czech Republic, as well as a number of employees who work from home in various states. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

As part of our total rewards programs, our employees are eligible to receive benefits including:

●	Comprehensive health benefits for all full-time employees who regularly works 30 hours or more per week, including medical, dental and vision plans with employer contributions.
●	Various employee assistance and health-related programs to provide our employees access to important health resources, including telehealth, mental health programs, expert medical opinion, family planning, and the Accolade for Accolade program that enables our employees to receive the Accolade service.
●	Comprehensive parental leave with up to 9 weeks of maternity leave, 9 weeks of bonding leave, and 4 weeks of phase-back time for all employee parents for new births, adoptions and foster placements.
●	Paid time off program, including an employee and family sick time program.
●	Waived copays for telehealth visits and a Caregiver program to provide adapted schedules and leave to support working caregivers.
●	A 401(k) plan with pre- and post-tax contributions and an employer match, pre-tax commuter benefit, and access to a financial support navigation service.

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

Historically we have relied on a limited number of customers for a significant portion of our revenue. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts has in the past, and could in the future, adversely affect our results of operations. For example, Comcast Cable exercised its right to terminate its contract with us “for convenience” effective as of December 31, 2022. Comcast accounted for less than 10% of our revenue for the fiscal years ended February 28, 2023 and 2022, and 16% of our revenue for the fiscal year ended February 28, 2021. The loss of another significant customer, if we are not able to replace such revenue from other existing or new customers, could harm our business and our financial results. We typically enter into three-year contracts with our customers and certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us, or may stage competitive request for proposal processes, any of which could result in the loss or reduced profitability of such customers’ agreements with us. Macroeconomic factors including the COVID-19 pandemic, heightened inflation, recent and potential future bank failures, and geopolitical tension may affect our customers' desire to renew their contracts. If customers undergo layoffs or reductions in force then our membership numbers would result in a reduction in our base and variable fee per-member-per-month (PMPM) and reduce our revenues. For example, during the initial year of the

COVID-19 pandemic, customers in the airline industry had significant headcount reductions, which resulted in a reduction of revenues associated with these customers. Additionally, we may not experience the impact of changes to our customers’ headcount immediately because employees that are receiving continuing health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) may still have access to our services during such period and be included in our member count, although our member counts will be reduced upon completion of these members’ COBRA access, and there can be no guarantee that all such members will elect COBRA in lieu of alternative healthcare options. In addition, there is substantial uncertainty about further disruption due to macroeconomic factors, including the COVID-19 pandemic, heightened inflation, recent and potential future bank failures, and geopolitical tension. Any of these factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of one or more of our largest customers declines, our credit risk could increase. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

We have a limited operating history with our current offerings, which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.

While we served our first customer in 2009, we have significantly altered our offerings and executive management team since 2015. Our limited operating history with respect to our current offerings and current executive management team makes it difficult to effectively assess or forecast our future prospects. For example, with the acquisitions of 2nd.MD and PlushCare, and any new integrated offerings we may offer in connection therewith, our sales efforts with respect to these offerings may not be as successful as our sales of Accolade Total Health and Benefits – our historical primary offering. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new customers, retain existing customers and expand the scope of solutions we sell to new and existing customers. Furthermore, in pursuit of our growth strategy, we have and may continue to enter into new partnerships to further penetrate our targeted markets and adoption of our solutions, but it is uncertain whether these efforts will be successful. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business may be harmed.

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

●             the upfront costs in our customer, member and Trusted Partner Ecosystem relationships;

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

●            uncertain credit and global financial markets;

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

The timing of our sales, revenue, and cash flows is difficult to predict because of the length and unpredictability of our sales cycle. The sales cycle for our solutions from initial contact to launch varies widely by potential customer. Some of our potential customers, especially in the case of our prospective strategic and enterprise customers, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet the specific needs of their group health plan, employee benefits programs, corporate budgets, and other goals, which frequently involves evaluation of not only our solutions but also an evaluation of other available solutions. Such evaluations have in the past resulted in extended sales cycles that, due to changes in corporate objectives, leadership involved in the selection process, and other factors, may result in delayed or suspended decision-making in awarding the sale. In addition, our sales cycle may become more lengthy and difficult as a result of macroeconomic factors, including the COVID-19 pandemic, heightened inflation, recent and potential future bank failures, and geopolitical tension. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a potential customer's internal procurement processes, which involve intensive financial, operational, and security reviews, and for which our solutions represent a significant purchase. In addition, the significance and timing of our offering enhancements, and the introduction of new products by our competitors, may also affect our potential customers' purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized.

Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our focus on the healthcare industry. For example, with respect to our customers, in particular our customers with contract years commencing at the beginning of a calendar year, we record a disproportionate amount of revenue from such customers during the fourth quarter of our fiscal year relative to the first three quarters of our fiscal year. This timing is caused, in part, by the measurement, achievement, and associated revenue recognition of performance metrics and healthcare costs savings components of certain of our customer contracts during the fourth quarter of each fiscal year. Our growth rate and the impact of acquisitions over the last several years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business may be harmed.

The recognition of a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings and may not be representative of revenue for future periods.

We price the majority of our services based upon a PMPM fee times the number of eligible members, typically with a portion of the PMPM fee fixed (base PMPM fee) and the remainder of the fee variable (variable PMPM fee). Revenue from variable PMPM fees can be earned through either, or a combination of, the achievement of certain performance metrics or the realization of healthcare savings resulting from the utilization of our services. Although we have typically achieved these performance metrics and realization in savings of healthcare spend, resulting in our earning over 90% of the aggregate maximum potential revenue under our customer contracts (measured on the corresponding calendar year basis in fiscal years 2023, 2022, and 2021), our revenue and financial results in the future may be variable based on whether we earn this performance-based revenue. For example, lower healthcare utilization could result in lower engagement with Accolade services than expected and put our ability to meet certain performance metrics at risk. In addition, since our customers typically pay the full PMPM fee in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows. Under U.S. generally accepted accounting principles (GAAP), we recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. The majority of the fees we earn are considered to be variable consideration under GAAP. We typically invoice our customers on a periodic basis for the base PMPM fees and variable PMPM fees in advance of performing the services, and these advances are classified as deferred revenue on our consolidated balance sheet until such time that the associated revenue can be recognized. Due to the need for us to satisfy performance metrics and healthcare savings requirements, deferred revenue at any particular date may not be representative of actual revenue for any current or future period.

If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.

We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational, and financial resources, including the need to hire new employees to support our growth. We believe that our mission-driven culture has been an important contributor to our success, which we believe fosters empathy, innovation, teamwork, and passion for providing high levels of customer satisfaction and member engagement. If we fail to successfully integrate, develop, and motivate new employees, it could harm our mission-driven culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance, or execute on our business strategy.

In addition, from time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, during the year ended February 28, 2023, we initiated several measures to accelerate the integration of recent acquisitions through strategic reductions in our workforce, including increasing hiring in lower cost regions to support our growth, scale, and profitability objectives. Additional risks associated with the continuing impact of the organizational changes include employee attrition beyond our intended reduction and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits of our organizational changes on a timely basis or at all, our business, results of operations, and financial condition could be adversely affected.

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

For example, we are in the process of implementing a new enterprise resource planning (ERP) system, which is designed to accurately maintain our financial records and integrate our processes. We may experience difficulties during this implementation which could disrupt our operations and the reporting of our financial results. Our failure to successfully complete such system implementation could harm our business, financial condition, and results of operations. In addition, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.

If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Health Assistants, clinical, including primary care physicians and medical specialists, and various product and technology roles, our business could be adversely affected.

Our future success depends in part on our ability to identify, attract, integrate, and retain empathetic and knowledgeable Accolade Health Assistants and clinicians, as well as highly qualified and motivated product developers and engineers, who embody our mission-driven culture. We seek to employ Accolade Health Assistants and clinicians who demonstrate empathy and problem-solving skills and hire from diverse professional backgrounds, including social work, teaching, customer care, and benefits. 2nd.MD’s service relies on the attraction of and engagement with medical specialists to support its business operations, and PlushCare, via the associated medical practices, seeks to engage high quality primary care physicians. We have from time to time in the past experienced, and may in the future experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, we may experience employee turnover as a result of our organizational changes. Qualified individuals in the regions where we have offices are in high demand, and we may incur significant costs to attract them. For example, the market for software engineers in the Seattle area is particularly competitive. In addition, with a current shortage of certain qualified nurses in many areas of the United States, competition for the hiring of these professionals remains intense. Similarly, with the expansion of adoption of telehealth generally, and specifically virtual primary care, competition remains intense for qualified primary care physicians. We compete for qualified individuals with numerous other companies, many of whom have greater financial and other resources than we do. In addition, in the future, we may experiment with different staffing and scheduling models to help attract and retain qualified personnel, including hiring more individuals who work remotely, incorporating more flexible work schedules, or deploying a temporary workforce. If we fail to effectively manage our hiring needs or successfully integrate new hires, our employee morale and retention could suffer. Any of these events could also adversely affect our customer and member satisfaction and harm our business.

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

Further, as of February 28, 2023, approximately 50% of our U.S. based labor force is hourly employees, including Accolade Health Assistants and certain clinicians, who are paid wage rates that currently are above the applicable U.S. federal and state minimum wage requirements. These employees are classified as non-exempt and overtime eligible under U.S. federal and state law. If we fail to effectively manage these hourly employees, then we may face claims alleging violations of wage and hour employment laws, including claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable and could divert management's attention from our business. We also could be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations. Our employees could also unionize or any of our employees could engage in a strike, work stoppage, or other slowdown that would adversely affect our operations and could result in higher labor costs, which would harm our business.

Our goodwill has been subject to impairment and may be subject to further impairment in the future.

Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income, or cash flows, and sustained declines in our stock price or market capitalization, considered both in absolute terms and relative to peers. As a result of sustained decreases in our stock price and market capitalization, we conducted an impairment test of our goodwill and intangible assets as of May 31, 2022. As a result of this testing, we recorded a non-cash goodwill impairment charge of $299.7 million during the first quarter of fiscal 2023. We cannot predict if or when additional future goodwill impairments may occur. Additional goodwill impairments could have material adverse effects on our operating income, net assets, or our cost of, or access to, capital, which could harm our business. See Note 5 to our consolidated financial statements for more details.

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

In addition to new niche vendors who offer stand-alone products and services, we also face competition from health plans, which may have existing systems in place with customers in our target market. These competitors may now or in the future, offer or promise products or services similar to ours and offer ease of integration with existing systems which may leverage existing customer and vendor relationships.

In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, our Trusted Partner Ecosystem, or other third parties, technologies, or services to increase the availability of their products to the marketplace. For example, our current competitors may persuade our Trusted Partner Ecosystem suppliers to terminate their relationship with us and engage exclusively with our competitors. Accordingly, new competitors or alliances may emerge that have greater market share, larger customer bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our offerings are more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our solutions.

Our partners, including our suppliers in our Trusted Partner Ecosystem, could become our competitors by offering similar services. Some of our partners may begin to offer services in the same or similar manner as we do. For example, a supplier included in our Trusted Partner Ecosystem may expand their business model from a point solution into an engagement model similar to ours. Although there are many potential opportunities for, and applications of, these services, our partners may seek opportunities or target new customers in areas that may overlap with those that we have chosen to pursue. In such cases, we may potentially compete against our partners. Competition from our partners may adversely affect our business and results from operations. In addition, some of the terms of our partner relationships may include exclusivity or other restrictive clauses. Any agreements with partners that include exclusivity or other restrictive provisions may limit our ability to partner with or provide services to potential customers or other third parties, which could harm our business.

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

Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors or one of the suppliers in our Trusted Partner Ecosystem, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business. In addition, as the healthcare industry consolidates, competition to provide services to this segment will become more intense. These healthcare industry participants may try to use their market power to negotiate price reductions for our existing and future offerings. If we reduce our prices because of consolidation in the healthcare industry, our revenue would decrease, which could harm our business.

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

We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and extend our existing and future offerings to address evolving needs. For example, we developed add-on offerings that target specific challenges faced by our customers, including the Trusted Partner Ecosystem. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements, the incurrence of other unexpected costs associated with operating our business, and lack of acceptance by our customers. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot guarantee that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

We have and may again in the future acquire other companies or technologies, which could divert our management's attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations.

We have and may again in the future seek to acquire or invest in businesses, applications, services, or technologies that we believe could complement or expand our existing and future offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses and may have difficulty integrating acquired businesses. For example, in March 2021 we acquired 2nd.MD, in June 2021 we acquired PlushCare, and in September 2021 we acquired substantially all the assets of HealthReveal. If we acquire additional businesses, we may not be able to integrate the acquired operations and technologies successfully, or effectively manage the combined business following the acquisition. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds and who are accustomed to different corporate cultures.

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

We may issue equity securities or incur indebtedness to pay for any such acquisition or investment, which could adversely affect our business, results of operations, or financial condition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline. In addition, a significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment annually and upon the identification of a triggering event, such as sustained declines in our stock price or market capitalization. In the future, if our acquisitions do not yield expected returns, we may be required to incur charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

If we do not continue to innovate and provide offerings that are useful to customers and members that achieve and maintain market acceptance, we may not remain competitive, and our revenue and results of operations could suffer.

Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated customer and member requirements, and achieve and maintain market acceptance on our existing and future offerings in the rapidly evolving market for healthcare and benefits in the United States. In addition, market acceptance and adoption of our existing and future offerings depend on the acceptance by employers, payors, health plans, and government entities as to the distinct features, cost savings, and other perceived benefits of our existing and future offerings as compared to competitive solutions. Our competitors are constantly developing products and services that may become more efficient or appealing to our customers or members. As a result, we must continue to invest significant resources in research and development in order to enhance our existing offerings and introduce new offerings that customers and members will want, while offering our existing and future offerings at competitive prices. If we are unable to predict customer and member preferences or industry changes, or if we are unable to modify our existing and future offerings on a timely or cost-effective basis, we may lose customers. If we are not successful in demonstrating to existing and potential customers the benefits of our existing and future offerings, or if we are not able to achieve the support of employers, healthcare providers, and insurance carriers for our existing and future offerings, our revenue may decline or we may fail to increase our revenue in line with our forecasts. Our results of operations also would suffer if our innovations are not responsive to the needs of our customers and members, are not timed to match the corresponding market opportunity, or are not effectively brought to market, including as the result of delayed releases or releases that are ineffective or have errors or defects.

The growth of our business and future success relies in part on our partnerships and other relationships with third parties and our business could be harmed if we fail to maintain or expand these relationships.

We selectively form partnerships and engage with numerous third parties, including brokers, agents, benefits consultants, carriers, third-party administrators, suppliers in our Trusted Partner Ecosystem, and co-marketing and co-selling partners to grow our customer base and adoption of our offerings. We may fail to retain and expand these partnerships and other third-party relationships for various reasons, and any such failure could harm our relationship with our customers, our reputation and brand, our prospects, and our business.

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

While we have entered into offer letters or employment agreements with certain of our executive officers, all of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we may provide equity awards that vest over time or based on performance. The value to employees of equity awards that vest over time or based on performance will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. In addition, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain our key personnel, our business could be harmed.

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with our existing customers and partners, including suppliers in our Trusted Partner Ecosystem, and to our ability to attract new customers and partners. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of customers, members, and partners, and failure to maintain high-quality support, could harm our reputation and brand and make it substantially more difficult for us to attract new customers and Trusted Partner Ecosystem suppliers or form new partnerships. Additionally, the performance of third parties with whom we have a relationship, including suppliers in our Trusted Partner Ecosystem, may also affect our brand and reputation, particularly if our customers and members do not have a positive experience with suppliers in our Trusted Partner Ecosystem or other third parties. In addition, our sales process is highly dependent on the reputation of our offerings and business and on positive recommendations from our existing customers. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with existing and prospective customers, which would harm our business.

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

We typically enter into contracts with our customers with a stated initial term of three years and various termination rights, which if invoked may cause such contracts to be terminated before the term expires. For example, after a specified period, certain of these contracts are terminable for convenience by our customers after a notice period has passed, including existing contracts with some of our largest customers. Macroeconomic factors including the COVID-19 pandemic, heightened inflation, recent and potential future bank failures, and geopolitical tension may affect our customers' desire to renew their contracts, or even if they do renew, if they undergo layoffs or reductions in force, then our membership numbers would decrease which would reduce our revenues. If any of our contracts with our customers is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. Should any of our customers terminate their relationship with us after implementation of our solutions has begun, we not only would lose our time, effort, and resources invested in that implementation, but also we would have lost the opportunity to leverage those resources to build a relationship with other customers over that same period of time. Our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers and may decrease our annual revenue. Mergers and acquisitions involving our customers have in the past and may in the future lead to non-renewal or termination of our contracts with those customers or by the acquiring or combining companies. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.

The healthcare industry is rapidly evolving and the market for technology-enabled solutions that empower healthcare consumers is relatively immature and unproven. If we are not successful in promoting the benefits of our existing and future offerings, our growth may be limited.

The market for our solutions is subject to rapid and significant changes. The market for technology-enabled solutions that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, increasing consumer financial responsibility, consumerism and engagement, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled solutions that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are continually involved in a number of projects to compete with new market entrants by developing new offerings, growing our customer base, and expanding into adjacent markets. For example, from the acquisitions of 2nd.MD and PlushCare, we introduced our expert medical opinion, virtual primary care, and mental health support offerings to our customers, including integrated offerings with our core navigation services referred to as Accolade One (an offering combining navigation, expert medical opinion services, virtual primary care, and mental health support), and Accolade Care (an offering combining our virtual primary care and mental health support with elements of our navigation capabilities). Further, the Accolade Boost solution and our Trusted Partner Ecosystem are examples of add-on offerings we have deployed to complement our traditional offerings and generate additional value to our customers. These projects carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our customers. If we cannot adapt to rapidly evolving industry standards, technology, and increasingly sophisticated customers and their employees, our existing technology could become undesirable, obsolete, or harm our reputation.

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

Our success also depends, to a substantial extent, on the ability of our existing and future offerings to increase member engagement and our ability to demonstrate the value of our existing and future offerings to customers. If our existing customers do not recognize or acknowledge the benefits of our existing and future offerings or our offerings do not increase member engagement, then the market for our solutions might not develop at all, or it might develop more slowly than we expect, either of which could adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business, which could lead to errors in our predicting and reacting to relevant business, legal, and regulatory trends and healthcare reform. If any of these events occur, it could harm our business.

Our marketing efforts for the direct-to-consumer virtual primary care portion of our business may not be successful or may become more expensive, either of which could increase our costs and adversely affect our business, financial condition, results of operations and cash flows.

With the acquisition of PlushCare, direct-to-consumer virtual primary care and mental health support represents a material portion of our overall business. We spend significant resources marketing this service. We rely on relationships for our direct-to-consumer virtual business with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, Internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies and direct marketers, to source new members and to promote or distribute our services and products. In addition, in connection with the launch of new services or products for our direct-to-consumer virtual primary care and mental health support business, we may spend a significant amount of resources on marketing. If our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified or terminated, for any reason, including, without limitation, resulting from a change in consumer sentiment, or laws, rules or regulations regarding the use of web advertising technologies such as cookies or other tracking technologies, if there is an increase in the proportion of consumers visiting our websites or purchasing our services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs or if our marketing efforts do not result in our services being prominently ranked in Internet search listings, our business, financial condition, results of operations and cash flows could be materially and adversely impacted.

We have been and may in the future become subject to litigation, which could harm our business.

Our business entails the risk of liability claims against us, and we have been and may in the future become subject to litigation. Claims against us may be asserted by or on behalf of a variety of parties, including our customers, our members, vendors of our customers, government agencies, our current or former employees, or our stockholders. Litigation may result related to employer practices and healthcare in connection with the COVID-19 pandemic, including as to one or more of our service offerings. The expansion of Accolade’s services to include expert consultations and primary care services, via the acquisition of 2nd.MD and PlushCare, also may increase our risk of litigation related to such services. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, covered by adequate insurance. We carry professional liability insurance in amounts that we believe are appropriate in light of the risks attendant to our business, but successful claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, any determination that certain non-medical services are acting in the capacity of a healthcare provider, or exercising undue influence or control over a healthcare provider, may subject us to claims not covered by our professional liability insurance coverage, or could result in significant sanctions against us and our clinicians, additional compliance requirements, expense, and liability to us. If our medical care services are found to cause harm to an individual or otherwise constitute malpractice, we may be subject to claims exceeding our coverage limits and cause reputational harm. If we make errors in the billing and the coding for such services, we may be subject to claims exceeding our coverage limits and cause reputational harm. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our solutions. As a result, adequate professional liability insurance may not be available to us or to our partners in the future at acceptable costs or at all. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby harming our business and per share trading price of our common stock. For example, fines or assessments could be levied against us under domestic or foreign data privacy laws (such as HIPAA, the GDPR, or the CCPA) or under authority of privacy enforcing governmental entities (such as the FTC, or the U.S. Department of Health and Human Services (HHS)) or as a result of private actions, such as class actions based on data breaches or based on private rights of action (such as that contained in the CCPA). Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers. In addition, such litigation could result in increased scrutiny by government authorities having authority over our business, such as the FTC, the HHS, Office for Civil Rights (OCR), and state attorneys general.

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

In the ordinary course of our business, we may collect, store, use, and disclose (collectively, process) proprietary, confidential, and sensitive information, including personal data (such as health-related data), intellectual property, and trade secrets. We manage and maintain our technology platform and data utilizing a combination of on-site systems, mobile applications, managed data center systems, and cloud-based computing center systems. We are highly dependent on information technology networks, mobile applications, and systems, including the Internet, to securely process, transmit, and store this critical information. We utilize third-party service providers, including business associates as defined under HIPAA, for important aspects of the collection, storage, and transmission of customer and member information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Our technology platform also utilizes artificial intelligence (AI) and machine learning (ML) technology to provide services, and this technology may be susceptible to cybersecurity threats, as PHI, PII, and other confidential and sensitive information may be integrated into the platform. Because of the sensitivity of the PHI, other PII, and other confidential information we and our service providers process, the security of our technology platform and other aspects of our solutions, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. While we use various information security techniques and tools designed to secure our platforms, and require our third party service providers to adhere to substantially similar standards, our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious Internet-based activity, online and offline fraud, and similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These threats are prevalent, continue to increase, and are increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as computer viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks

(such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services. Our hybrid workforce poses increased risks to our information technology systems and data, as many of our employees work from home on at least a partial schedule and utilize network connections, computers, and devices outside our premises or network, while at home, in transit, or in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry standards or reasonable security measures to protect our information technology systems and data. We take certain administrative, physical, and technological safeguards to address these risks, such as by requiring outsourcing subcontractors and partners, including suppliers in our Trusted Partner Ecosystem, who handle customer and member information for us to enter into agreements that contractually obligate those subcontractors and partners to comply with applicable privacy laws, such as HIPAA, and otherwise use reasonable efforts to safeguard PHI, other PII, and other sensitive information. For those subcontractors and partners who handle PHI on our behalf, we enter into business associate agreements as required by HIPAA. Measures taken to protect our systems, those of our subcontractors and partners, or the PHI, other PII, or other sensitive information we, our subcontractors, or our partners process or maintain, may not adequately protect us from the risks associated with the collection, storage, and transmission of such information.

There can be no assurance that the security measures we have implemented to protect against security incidents and help protect confidential and other sensitive information (including PHI and PII) will be effective. We may be unable to detect vulnerabilities in our information technology systems or remediate them in a timely manner or without adversely impacting or interrupting our operations. Such vulnerabilities could be exploited because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. These vulnerabilities may pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. In addition, security incidents and other inappropriate access to, or acquisition or processing of, information can be difficult to detect or may occur outside of our network (such as in our supply chain or at our customers or suppliers in our Trusted Partner Ecosystem), and any delay in identifying or responding to such incidents or in providing any notification of such incidents may lead to increased harm. Any such breach or interruption of our systems, or the systems of any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws and regulations that govern protections of personal information. Despite our efforts to identify and address vulnerabilities in our information technology systems (including our products), our efforts may not be successful.

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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We maintain insurance covering certain security and privacy damages and claim expenses, but may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident. We cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

If we fail to provide accurate and timely information, or if our personnel, including Accolade Health Assistants and clinicians, our content, or any other element of our existing and future offerings is associated with faulty administrative or clinical decisions or treatment, we could have liability to customers or members, which could adversely affect our results of operations.

Our Accolade Health Assistants and clinicians, our member web portal, and our mobile application all use our technology platform to support our members in making healthcare and benefits-related decisions. In addition, our Accolade Health Assistants and clinicians use our technology platform to help guide interactions with members. Our technology platform applies AI and ML tactics to generate predictive insights about our members, which are then translated into recommended interventions for our Accolade Health Assistants and clinicians and used to enhance our member self-service capabilities. Our services, including personalized recommendations and interventions, center around engagement with our members to provide members with better understanding of their benefits, assist with access to care, and provide options for choosing quality providers and care. For example, our Accolade Health Assistants can leverage our technology platform to provide quotes to a member about that member's healthcare benefits, including in-network services, balance billing, or claims quotes. If we fail to provide accurate and timely information regarding these benefits or if the data generated by our technology platform (including the artificial intelligence and machine learning components) are inaccurate, fail, or are subject to security incidents, this could lead to claims against us that could result in substantial costs to us or cause demand for our solutions to decline. If our Accolade Health Assistants, clinicians, or technology platform guide people to care settings and providers resulting in faulty clinical decisions or treatment, then our customers or our members could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our existing and future offerings to decline. For example, our nurses have access to extensive intelligence on provider quality and cost, which allows them to present various options to members when they are selecting a primary care physician or specialist. If the member relies on this provider recommendation, and that provider subsequently makes faulty clinical decisions or treatment recommendations, we could be subject to claims by such member. In addition, if our Accolade Health Assistants or clinicians make recommendations outside of our standard protocol that result in faulty clinical decisions or treatments, then our customers or our members could assert claims against us.

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

In June 2021, we acquired PlushCare, which acts as a managed service provider to several medical practices, including PlushCare of California, Inc. (PlushCare of California), that provide virtual primary care and mental health support to individuals. The physicians employed by or contracted with PlushCare of California or other PlushCare associated medical practices could misdiagnose or treat a patient, and/or the services and technology provided by PlushCare to the medical practices could malfunction, which could cause us to incur liability, which could adversely affect our operations.

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

Our existing and future offerings, as well as our business activities, including our relationships with our commercial partners and customers, are or may be in the future subject to a complex set of regulations and rigorous enforcement, including by the HHS, Office of the Inspector General and Office of Civil Rights, U.S. Food and Drug Administration (FDA), U.S. Department of Justice, and numerous other federal and state governmental authorities. There has been and may continue to be changing COVID-19 guidance from the Centers for Disease Control and Prevention (CDC), state health organizations, the U.S. Equal Employment Opportunity Commission, the Department of Labor, the Occupational Safety and Health Administration, and others, especially as it relates to Accolade COVID Response Care. In addition, our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Certain aspects of our business model may also trigger scrutiny under healthcare and related laws. Federal and state healthcare and related laws and regulations that may now or in the future affect our ability to conduct business include:

●             laws that regulate how businesses operate online, including measures relating to privacy and data security and how such information is communicated to customers (a) under the FTC's unfair and deceptive trade practice authority from the FTC Act, and the FTC breach notification rule, (b) under the OCR’s investigative powers regulating HIPAA, and (c) from state attorneys general under state consumer protection laws and data privacy laws, including, without limitation, changes in laws, rules, and regulations related to the use of cookies and tracking technologies on the internet;

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

In the ordinary course of business, we process personal data and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information, personal data, benefit plan eligibility information, and health information (including medical claims and other health records). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and third parties who may process data on our behalf.

In the United States, state, federal, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act, and state consumer protection laws regulating unfair or deceptive trade practices) and other applicable laws (e.g., wiretapping laws). These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. As a healthcare technology company, we are considered a business associate under HIPAA, and with the acquisition of PlushCare, our associated medical practices are considered HIPAA covered entities. As such, we execute business associate agreements with our customers, subcontractors, and suppliers in our Trusted Partner Ecosystem. HIPAA requires covered entities and business associates, such as us, and their covered subcontractors to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.

Some of our business activities require that we or our partners obtain permissions consistent with HIPAA to provide certain marketing and data aggregation services as well as those activities that require the creation and use of de-identified information. Similarly, Accolade COVID Response Care requires us to obtain express authorizations from members, which may result in an increased risk of compliance with such authorizations. We may also require large sets of de-identified information to enable us to continue to develop and enhance our data and analytics platform. If we or our partners are unable to secure these rights, or if there is a future change in law, we may face limitations on the use of PHI and our ability to provide marketing services and use de-identified information, which could harm our business or subject us to potential government actions or penalties. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonomized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information or create additional regulatory burdens. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

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

In addition to HIPAA, CAN-SPAM and the TCPA impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax, or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission (FCC) or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Furthermore, the CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests from California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA, effective January 1, 2023, expands the CCPA by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA. Other states have enacted data privacy laws, including Virginia, Colorado, Utah, and Connecticut, all of which become effective in 2023. Additionally, several states and localities have enacted measures related to the use of AI and ML in products and services. Additional data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (CASL), may apply to our operations. Additionally, the EU GDPR and the UK GDPR impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals, classes of data subjects or consumer protection organizations authorized at law to represent their interests may initiate private litigation related to our processing of their personal data. Furthermore, in Europe, there is a proposed regulation related to AI and ML that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. In addition to data privacy and security laws, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. Certain privacy laws, such as the GDPR and the CCPA, also require our customers to impose specific contractual restrictions on their service providers.

Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (COPPA), California’s Age Appropriate Design Code (effective July 2024), the CCPA and CPRA, other U.S. state comprehensive privacy laws, the EU and UK GDPR, and the UK Age Appropriate Design Code, impose various obligations on companies that process children’s data, including by requiring certain consents to process such data and extending certain rights to children and their parents with respect to that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against processing or transferring personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Inability to transfer personal data from the EEA, Switzerland or UK to the United States or elsewhere, may restrict our activities in those jurisdictions and limit our ability to provide our products and services in those jurisdictions. Our response to these requirements globally may not meet the expectations of individual customers, affected data subjects, or other stakeholders, which could reduce the demand for our services. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. This complex, dynamic legal landscape regarding data privacy and security creates significant compliance issues for us and our customers and potentially exposes us to additional expense, adverse publicity and liability. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims), additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and imprisonment of company officials. While we are unaware of regulatory audits, investigations, or actions relating to our privacy practices, various entities in the healthcare technology industry, including the PlushCare medical practices, have received and responded to a “compliance review” from the U.S. Department of Health and Human Services, Office for Civil Rights (OCR) related to the usage of digital website trackers, such as Meta’s Pixel. The compliance review is focused on whether the use of such trackers collects and discloses protected health information for visitors to a healthcare-related website to third parties, such as Meta and Google.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. For example, if we are subject to the Payment Card Industry Data Security Standard (PCI DSS) the PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance. We also publish statements to our customers and members that describe how we handle and protect PHI and personal data (for example, through our privacy policies connected with our website, mobile applications and other digital tools). If federal or state regulatory authorities, such as the FTC or state attorneys general, or private litigants consider any portion of these statements to be untrue, deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders.

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

Our employment and use of nurses, physician medical directors, and our other clinicians and our engagement of physicians may subject us to state and other licensing and regulatory risks. For example, there may be restrictions on the ability of our employed and contracted clinicians to provide services to our members residing in states outside of the state or states in which such clinicians are licensed or registered. The services provided by our clinicians may be subject to review by state or other regulatory bodies. In addition, any activities conducted by our clinicians that are in violation of practice rules could subject us to fines or other penalties. While we do not believe that we provide medical care or establish patient relationships with our members, our clinicians could be found to be in violation of applicable laws. Further, in March 2021, we acquired 2nd.MD, which provides a service that allows members to access board-certified national specialists across the country for second opinion consultations in a real-time video call or by phone. This provides the member with a rapid second opinion on their medical condition, enabling the member to better understand a diagnosis and treatment options, which helps them make more informed decisions on their healthcare regarding significant and high-cost care decisions. We believe that these experts do not create a physician-patient relationship with the member and are not practicing medicine, but state medical boards may disagree with our position, which could result in significant liability and may require the restructuring of such operations. As a result of our acquisition of PlushCare, in June 2021, our associated medical practices employ and engage clinicians as permitted under state law, and maintain physician-patient relationships with members. Further, if one of our clinicians is found to be acting outside the scope of their professional license or otherwise violated the applicable state's practice laws, such activity could result in disciplinary action against the clinician by the applicable licensing agency. The definition of what constitutes the practice of medicine, nursing or other health professions varies by state.

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

The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax that were mandated by the Affordable Care Act and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and any additional healthcare reform measures of the Biden administration will impact the Affordable Care Act. We continue to evaluate the potential impact of such healthcare reform measures on our business.

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

Several federal laws are designed to protect consumers from various types and modes of marketing. HIPAA prohibits certain types of marketing to individuals using PHI, except for certain treatment and healthcare operations, including communications made to describe a health-related product or service (or payment for such product or service) that is provided by, or included in, a plan of benefits. Our solutions may be subject to review by OCR and deemed in violation of HIPAA, which could subject us to significant fines or other penalties. In addition, the TCPA, is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA's purview has extended to text messages sent to consumers. We may communicate with and perform outreach to members through multiple modes of communication, including phone, email, and secure messaging. We must ensure that our solutions that leverage telephone and secure messaging comply with TCPA regulations and agency guidance. While we strive to adhere to strict policies and procedures, the FCC, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our solutions violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our customer contracts, could require us to change or terminate some portions of our offerings, could require us to refund portions of our fees, and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Other laws focus on unsolicited email, such as the CAN-SPAM Act, which establishes requirements for the transmission of commercial email messages and specifies penalties for unsolicited commercial email messages that follow a recipient's opt-out request or deceive the receiving consumer.

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

Various state and federal laws require disclosures to be made to consumers prior to collecting periodic subscription fees that will automatically renew without further action by the consumer. One such example is the California Automatic Renewal Law (California ARL) pursuant to which PlushCare, Inc. and PlushCare of California were recently sued by a purported class (Robbins v. PlushCare, Inc. et al.) in the United States District Court for the Northern District of California alleging, inter alia, that PlushCare violated the California ARL by failing to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. We have tentatively agreed on a settlement and estimate that, excluding the amount of our liability eligible to be paid through third-party insurance and remaining indemnification from selling shareholders of PlushCare, Inc., the net amount of our liability will be approximately $1.2 million.

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

There is a risk that our existing and future offerings, including the operational/technical component of our business model, such as our decision support software incorporating machine learning, meet the definition of a medical device under the FDCA. Medical devices are subject to extensive regulation by the FDA under the FDCA. Under the FDCA, medical devices include any instrument, apparatus, machine, contrivance, or other similar or related articles that is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease. FDA regulations govern among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export.

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

As of February 28, 2023, we had U.S. federal net operating loss carryforwards (NOLs) of $453.3 million and state NOLs of $422.5 million. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), unused NOLs for the tax year ended February 28, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated in tax years beginning after December 31, 2017, which would be our tax year ended February 28, 2018 and thereafter, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible in the case of NOLs arising in taxable years ending after 2020 to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. As a result, if we earn net taxable income in future years, our NOLs arising in tax years ended February 28, 2018 and earlier may expire prior to being used, and our NOLs generated in later tax years will be subject to a percentage limitation. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes and to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceed 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our initial public offering or as a result of future events, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of one of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.

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

Our business depends in part on data provided to us by, among other sources, health plans, benefits administrators, data warehouses, electronic data interchange (EDI) transaction data providers, and suppliers in our Trusted Partner Ecosystem. Any errors or defects in any third-party data or other technology could result in errors in our existing and future offerings that could harm our business and damage our reputation and cause losses in revenue, and we could be required to spend significant amounts of additional resources to fix any problems. In addition, certain of our offerings, including Accolade Total Care and Accolade Total Health and Benefits, depend on maintaining our data and analytics technology platform, which is populated with data provided by third parties. While our existing agreements with these data providers have multiple-year terms, these providers could become our competitors in the future. Any loss of the right to use of data provided by any health plan providers, benefits administrators, or other entities that provide us data, could result in delays in producing or delivering our solutions until equivalent data, other technology, or intellectual property is identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with technology, data, or intellectual property available from other parties or to develop these components ourselves, which would result in increased costs. Furthermore, we might be forced to limit the features available in our existing or future offerings. If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement offerings or to license and integrate a functional equivalent of the technology or intellectual property. The occurrence of any of these events may harm our business.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Stock Market (Nasdaq). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and refined our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. If any of our controls and systems do not perform as expected, we may experience material weaknesses in our controls. For example, in the third quarter of fiscal 2022, we identified a material weakness in internal control over financial reporting in connection with measuring the fair value of contingent consideration related to business combinations. We implemented additional processes to enhance our review and validation of key inputs to the valuation of contingent consideration arrangements and remediated this material weakness during the three months ended February 28, 2022. However, it is possible that our current controls and any new controls that we develop may become inadequate in the future because of changes in conditions in our business. Further, additional material weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

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

Sales of our shares as restrictions end or pursuant to registration rights, may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for stockholders to sell shares of our common stock.

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

Our ability to pay our debt when due or to refinance our indebtedness, including the 0.50% Convertible Senior Notes due 2026, issued in March 2021 (the Notes), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In most instances it is at our discretion to settle the Notes for cash or the distribution of common stock; however, any required repurchase of the Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for us in our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Act, the CARES Act, and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, or any newly enacted federal tax legislation.

Unstable market and economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, may have serious adverse consequences on our business, financial condition, results of operations, and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The financial markets and global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in the credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price and could require us to delay or abandon critical development plans. Accordingly, there is a risk that one or more of our customers, current service providers, or other partners may be adversely impacted by, or may not survive, an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds.

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit, or liquidity agreements, or arrangements, disruptions, or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all

Natural or man-made disasters, events outside our reasonable control, and other similar events may significantly disrupt our operations and negatively impact our business, financial condition, and results of operations.

Our offices, third-party data and call centers, or cloud infrastructure services may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, acts of terrorism or other criminal activities, or other events or business continuity problems outside our reasonable control such as a general and widespread failure of the Internet or telecommunications or outbreaks of public health threats, such as coronavirus, influenza, or other highly communicable diseases or viruses, which may render it difficult or impossible for us to operate our business for some period of time. Any disruptions in our operations related to the repair or replacement of our offices, third-party data and call centers, or cloud infrastructure services could negatively impact our business and results of operations and harm our reputation. Insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could harm our business.

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

.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have co-headquarters in Seattle, Washington at 1201 Third Avenue, Suite 1700, Seattle, WA 98101 and Plymouth Meeting, Pennsylvania at 660 West Germantown Pike, Suite 500, Plymouth Meeting, PA 19462. Our Seattle headquarters is leased pursuant to a lease that expires in 2030. Our Plymouth Meeting headquarters is leased pursuant to a lease that expires in 2027. We also have offices located in Houston, Texas; San Francisco, California; Scottsdale, Arizona; and Prague, Czech Republic, pursuant to leases that expire at various dates through 2027. In the fourth quarter of fiscal 2023, we signed a lease for an additional office in Prague, Czech Republic that is expected to commence in fiscal 2024 for a term of approximately 8 years. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3. Legal Proceedings

The information set forth in Note 16, “Commitments and Contingencies,” to our consolidated financial statements included in this Form 10-K is incorporated by reference to this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ACCD.” Trading began on our common stock on July 2, 2020. Prior to that time, there was no public market for our common stock. There were 153 stockholders of record as of February 28, 2023. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended February 28, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities

None.

Stock Performance Graph

The following graph shows the cumulative total stockholder return on our common stock compared with the Nasdaq Composite Index, and the Nasdaq Health Care Index. The comparison begins on July 2, 2020, the date on which our common stock first began trading on the Nasdaq Global Select Market, and assumes an initial investment of $100.

Our management cautions that the stock price performance shown in this graph should not be considered indicative of potential future stock price performance.

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

Discussion and analysis of our fiscal year 2021, as well as the year-over-year comparison of our 2022 financial performance to 2021, have been omitted from this section and may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended February 28, 2022 and filed with the Securities and Exchange Commission (the SEC) on May 2, 2022. Our fiscal year ends on the last day of February, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

Overview

We provide personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade solutions in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. We also offer expert medical opinion services to commercial customers (which includes employers, health plans, and governmental entities) and virtual primary care, both directly to consumers and to commercial customers. Our innovative platform combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, case management specialists, expert medical opinion providers, and virtual primary care physicians. We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our platform dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

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

●	Accolade Expert MD – Expert medical consultations that connect patients to highly qualified condition-specific specialists for both adult and pediatric care
●	Accolade Care – Integrated primary care and mental health support
●	Plus and Connect – A benefits navigation and care solution designed to work with our customers’ existing benefits ecosystem, incorporating elements of all Accolade solutions including Advocacy, Accolade Expert MD, Accolade Care, and the Accolade partner ecosystem. Different offering configurations may also include member services, provider services, and an expanded set of clinical programs that address case and disease management to maximize member engagement and return on investment
●	Accolade One – A value-based option that includes all of the Accolade solutions and the Accolade partner ecosystem with a pricing structure that includes a higher portion of revenues associated with outcomes-based measures

We were founded in 2007 and launched our initial offering in 2009. We have seen significant growth in recent years since the changes to our executive management team in 2015 and the subsequent investments we have made in product, technology, sales, and distribution. As of February 28, 2023, we had over 800 commercial customers comprising more than 12 million members. Our customers represent a diversified set of industries, including technology, financial services, healthcare, manufacturing, transportation, education, retail, and the public sector. Additionally, as of February 28, 2023, we had more than 150,000 consumers subscribed to virtual primary care services through our PlushCare solution.

For the fiscal years ended February 28, 2023 and 2022, our total revenue was $363.1 million and $310.0 million, respectively, representing 17% year-over-year growth for fiscal 2023 compared to fiscal 2022. For the fiscal years ended February 28, 2023 and 2022, our net losses were $459.7 million and $123.1 million, respectively. Net loss for the fiscal year ended February 28, 2023 included a goodwill impairment charge of $299.7 million due to sustained decreases in our stock price and market capitalization in the first quarter of fiscal 2023. Refer to the section below under Critical Accounting Policies and Estimates titled “Accounting for Goodwill and Other Intangible Assets” and Note 5 to our consolidated financial statements for more details.

Our Business Model

We provide our solutions primarily to employers that deploy Accolade offerings to our members and to consumers who directly purchase our PlushCare virtual primary care services. We earn revenue from providing personalized health guidance solutions, expert medical opinion services, and virtual primary care services to the members of our commercial customers' health plans and to members of fully insured plans offered via health insurance companies. Our advocacy solutions are priced based on a recurring per-member-per-month (PMPM) fee, typically consisting of both a base fee and a performance-based fee component. As a result, generally, a portion of our potential revenue is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions. We typically achieve a substantial portion of the contractual performance metrics and realization in savings of healthcare spend. We also provide expert medical opinion services, which are typically charged on a PMPM or case rate basis, and virtual primary care services which are typically priced on a fee per visit basis for consumers and a visit fee basis or PMPM plus visit fee basis for commercial customers.

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

We maintain relationships with a range of third parties, including brokers, agents, benefits consultants, carriers, third-party administrators, suppliers in our Trusted Partner Ecosystem, and co-marketing and co-selling partners. These third parties provide an important source of referrals for our sales organization. We also selectively form strategic alliances to further drive customer acquisition and adoption of our solutions. We believe the breadth of our go-to-market and distribution strategy enables us to reach customers of nearly every size and across markets.

We have demonstrated a consistent track record of product and technology innovation over time as evidenced by continuous improvement of our platform and new offerings. This innovation is driven by feedback we receive from our customers, industry experts, and the market generally. Our technology platform has enabled us to unbundle aspects of our core navigation capability to create various offerings for our customers, while integrating capabilities from our recent acquisitions to deliver our Personalized Healthcare solution that combines our core navigation with expert medical consultations and virtual primary care. Our investments in product and technology have been focused on increasing the value we provide via our personalized member health guidance solutions and expanding the market segments we can serve with a portfolio of offerings and associated price points.

Business Environment and Trends

The healthcare sector continues to recover from the effects of the COVID-19 pandemic. Over the course of the pandemic, our operations and clinical leaders trained our frontline teams on evidence-based guidelines and continue to equip them with relevant resources to serve our members. We measure our performance through several key metrics, including but not limited to customer satisfaction, member engagement, and health assistant availability. As gauged by these core performance metrics, service levels have been high, and member engagement and satisfaction have remained strong.

While macroeconomic factors including high inflation, the COVID-19 pandemic, and geopolitical risk have not had a material adverse impact on our financial condition and results of operations to date, the future impact of these factors on our operational and financial performance will depend on certain developments, including U.S. unemployment and economic growth, changes in interest rates, the duration and spread of the potential future COVID-19 outbreaks, impact on our customers and our sales cycles, impact on our marketing efforts, and any decreases of workforce or benefits spending by our customers, all of which are uncertain and cannot be predicted. Changing macroeconomic factors may affect our customers' desire to renew their contracts. If our customers undergo layoffs or reductions in force, our membership numbers would decrease, which would reduce our revenues. We may experience increased member attrition to the extent our existing customers reduce their respective workforces in response to changes in economic conditions. Any layoffs or reductions in employee headcounts by our commercial customers would result in a reduction in our base and variable PMPM fees. When customer headcount reductions occur, we may not experience the impact of changes to our customers’ headcounts immediately because employees that are on furlough or are receiving continued health coverage pursuant to COBRA may still have access to our services during such periods and would be included in our member count.

We believe our value proposition resonates with a broad audience of employers. Disruptions to traditional care consumption ignited by the COVID-19 pandemic have reinforced the need for navigation services, and that projected increases in healthcare costs (due to some combination of COVID-19-related testing and care, complications stemming from neglected non-COVID conditions, pent-up demand for elective services, and strain on individuals’ mental health) prompt the need for solutions such as ours that bend the cost curve, and improve health outcomes, by driving good utilization up and wasteful utilization down.

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

Achievement of Performance-Based Revenue

In most of our contracts, a portion of our potential fee is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions, and thus we might record higher revenue in some quarters compared to others. Examples of performance metrics included in our customer contracts are achievement of specified member engagement levels, member satisfaction levels, and various operational metrics. Although we have earned over 90% of the aggregate maximum potential revenue under our contracts (measured on the corresponding calendar year basis) in fiscal years 2023 and 2022, our revenue and financial results in the future may vary as a result of our ability to earn this performance-based revenue. In addition, because our customers typically pay both the base PMPM fees and variable PMPM fees in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows.

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

Seasonality

There are seasonal factors that may cause us to record higher revenue in some quarters compared with others. We have historically recorded a disproportionate amount of revenue during the fourth quarter of our fiscal year relative to the first three quarters of our fiscal year. This timing is caused, in part, by the measurement, achievement, and associated revenue recognition of performance metrics and healthcare costs savings components of certain of our customer contracts during the fourth quarter of each fiscal year. Additionally, services launch on January 1 for the majority of our commercial customer contracts which is during our fiscal fourth quarter. While we believe we have visibility into the seasonality of our business, our rapid growth rate and acquisitions over the last several years have made seasonal fluctuations more difficult to detect.

Key Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance.

	February 28,
	2023	2022
Annual Contract Value (in millions)	$309.1	$286.0

	Year Ended
	February 28,
	2023	2022
Gross Dollar Retention	87%	98%

Annual Contract Value (ACV) — We believe ACV provides investors with useful information on period-to-period performance as evaluated by management, comparison with our past financial performance, and a view toward potential future financial performance. To calculate ACV, we treat each type of contract as detailed below.

ACV for advocacy customers represents the annualized value of our in-force contracts as of the measurement date, including base contractual revenue and the amount of performance-based variable revenue we expect to realize in the following fiscal year based on the number of members as of the measurement date and using a straight-line averaging of PMPM fees over the lives of the contracts. ACV also includes expert medical opinion and commercial virtual primary care customers. Pricing for these customers is either PMPM or per case/visit. For contracts with PMPM pricing, we calculate ACV as the number of members multiplied by the applicable annualized rate. For contracts with case/visit rate pricing, we calculate ACV as the expected utilization during the following fiscal year multiplied by the applicable per case/visit rate. We do not include any consumer subscription revenue or consumer virtual primary care visit fees in ACV, as these arrangements are generally terminable within 30 days by the consumer.

Over the past two complete fiscal years, we have realized in excess of 90% of the maximum contract value across our book of business. The ACV amounts included above reflect approximately 95% of the total revenue opportunity, consistent with the percentages realized in recent years. We also include the expected revenue share to be earned from ecosystem product partner arrangements.

The increase in ACV as of February 28, 2023 compared to February 28, 2022 is primarily due to growth in the number of customers under contract as of February 28, 2023, partially offset by the end of a relationship with a large customer as of December 31, 2022. ACV for this customer was $27.1 million at February 28, 2022.

As required by GAAP, we recognize performance-based revenue over the term of the applicable contract. In some cases, especially with regard to revenue associated with the realization of healthcare cost savings, revenue may be recognized in a fiscal period later than the period in which the required metric was achieved. Conversely, a fiscal period's revenue may include the recognition of revenue related to the achievement in prior periods of performance metrics and healthcare cost savings. For purposes of calculating ACV, we assume that all customer contracts expiring during the following fiscal year will renew on the same terms.

Gross Dollar Retention Rate (GDR) — Our ability to increase revenue depends in large part on our ability to retain our existing customers and their associated ACV. We have historically retained the vast majority of our customers. For example, our GDR was 98% and 99% for the fiscal years ended February 28, 2022 and 2021, respectively. However, due primarily to the end of a relationship with a large customer as of December 31, 2022, GDR declined for the fiscal year ended February 28, 2023. Excluding the loss of this large customer, GDR would have been 96% for the fiscal year ended February 28, 2023.

We monitor GDR specifically as it relates to our employer customers, as our employer customers represent our primary strategic focus. We calculate GDR for a period by starting with the sum of ACV from all employer customers as of the beginning of such period (beginning period ACV); we then subtract the ACV associated with terminated employer customers during the period and divide the result by the beginning of period ACV. Absent a significant change in our business or a discrete event, such as the loss of a significant customer, we expect GDR in fiscal 2024 to more closely approximate historical GDR prior to fiscal 2023.

Basis of Presentation and Components of Revenue and Expenses

We operate our business through a single reportable segment. We operate on a fiscal year ending at the end of February of each year, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

Revenue

We earn revenue from providing personalized health guidance solutions (advocacy), expert medical opinion, and virtual primary care services to the members of our commercial customers' health plans and to members of fully insured plans offered via health insurance companies. Access fees for these services are priced primarily using a recurring PMPM fee, typically with a portion of the fee calculated as the product of a fixed rate times the number of members, and a variable PMPM fee calculated as the product of a variable rate times the number of members. The fees associated with variable PMPM charges are earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from use of our services. We also earn revenue from providing virtual primary care services directly to consumers on a monthly or yearly fixed fee subscription basis. Our expert medical opinion and virtual primary care services typically also include a variable rate charged based on utilization for commercial customers (i.e. case rate or fee-per-visit). As a result, a portion of our total potential fee is typically variable, subject to our achievement of performance metrics, the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions, and the number of eligible members during the respective period.

Cost of Revenue, Excluding Depreciation and Amortization

Our cost of revenue, excluding depreciation and amortization, consists primarily of personnel costs including salaries, wages, bonuses, stock-based compensation expense and benefits, as well as software and tools for telephony, workforce management, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of our personalized technology-enabled solutions, expert medical opinion services, and virtual primary care services. We expect cost of revenue, excluding depreciation and amortization, to increase along with revenue growth over time.

Operating Expenses

Product and technology. Product and technology expenses include costs to build new offerings, add new features to our existing solutions, and to manage, operate, and ensure the reliability and scalability of our existing technology platform. Product and technology expenses consist of personnel expenses, including salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors for our engineering, product, and design teams, and allocated overhead costs, as well as costs of software and tools for business analytics, data management, and IT applications that are not directly associated with delivery of our solutions to customers. In the short-term, we expect product and technology expenses to moderate and grow at a lower rate than the rate of growth experienced in fiscal 2022 and 2023 due to the workforce realignment actions taken by management in fiscal 2023. Over time, we expect product and technology expenses to decrease as a percentage of revenue.

Sales and marketing. Sales and marketing expenses consist of personnel expenses, including sales commissions for our direct sales force and our market and business development workforce, as well as digital marketing costs, promotional costs, customer conferences, public relations, other marketing events, and allocated overhead costs. Personnel expenses include salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors. We expect sales and marketing expense to increase in absolute dollars but remain relatively stable as a percentage of revenue over time.

General and administrative. General and administrative expenses consist of personnel expenses and related expenses for our executive, finance and accounting, human resources, legal, and corporate organizations. Personnel expenses include salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors. In addition, general and administrative expenses include external legal, accounting, and other professional fees, as well as tools for financial and human capital management, and allocated overhead costs. We expect general and administrative expenses to increase but at a lower rate than the rate of growth experienced in fiscal 2022 and 2023 due to the workforce realignment actions taken by management in fiscal 2023. Over time, we expect general and administrative expenses to decrease as a percentage of revenue.

Depreciation and amortization. Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Goodwill impairment. Goodwill impairment represents impairment charges incurred as a result of goodwill impairment testing.

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	Year Ended
	February 28,
	2023	2022

	(in thousands)
Revenue	$363,142	$310,021
Cost of revenue, excluding depreciation and amortization(1)	198,905	169,019
Operating expenses:
Product and technology(1)	101,347	83,664
Sales and marketing(1)	99,113	86,765
General and administrative(1)	81,209	99,106
Depreciation and amortization	46,377	42,608
Goodwill impairment	299,705	—
Change in fair value of contingent consideration	—	(45,416)
Total operating expenses	627,751	266,727
Loss from operations	(463,514)	(125,725)
Interest income (expense), net	255	(2,905)
Other expense	(15)	(133)
Loss before income taxes	(463,274)	(128,763)
Income tax benefit	3,624	5,639
Net loss	$(459,650)	$(123,124)
(1)	The stock-based compensation expense included above was as follows:

	Year Ended
	February 28,
	2023	2022

	(in thousands)
Cost of revenue, excluding depreciation and amortization	$4,794	$3,197
Product and technology	24,995	18,744
Sales and marketing	17,275	12,822
General and administrative	25,580	38,176
Total stock-based compensation	$72,644	$72,939

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	Year Ended
	February 28,
	2023	2022
Revenue	100%	100%
Cost of revenue, excluding depreciation and amortization	55%	55%
Operating expenses:
Product and technology	28%	27%
Sales and marketing	27%	28%
General and administrative	22%	32%
Depreciation and amortization	13%	14%
Goodwill impairment	83%	—%
Change in fair value of contingent consideration	—%	(15)%
Total operating expenses	173%	86%
Loss from operations	(129)%	(42)%
Interest income (expense), net	—%	(1)%
Other expense	—%	—%
Loss before income taxes	(128)%	(42)%
Income tax benefit	1%	2%
Net loss	(127)%	(40)%

Comparison of Fiscal Years Ended February 28, 2023 and 2022

Revenue

	Year Ended
	February 28,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Revenue	$363,142	$310,021	$53,121	17%

Revenue increased $53.1 million, or 17%, to $363.1 million for the fiscal year ended February 28, 2023, referred to as fiscal 2023, as compared to $310.0 million for the fiscal year ended February 28, 2022, referred to as fiscal 2022. The increase was attributable to growth in the number of customers served during fiscal 2023 compared to fiscal 2022. Revenue from access fees increased $19.5 million, or 7%, to $284.1 million for fiscal 2023 as compared to $264.6 million for fiscal 2022. Revenue from utilization-based fees increased $33.6 million, or 74%, to $79.0 million for fiscal 2023 as compared to $45.4 million for fiscal 2022. The increase in utilization-based fees was primarily attributable to a full year of fees related to virtual primary care utilization in fiscal 2023 compared to fiscal 2022 when the PlushCare acquisition occurred mid-year.

Cost of revenue, excluding depreciation and amortization

	Year Ended
	February 28,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$198,905	$169,019	$29,886	18%

Cost of revenue, excluding depreciation and amortization increased $29.9 million, or 18%, to $198.9 million for fiscal 2023, as compared to $169.0 million for fiscal 2022. The increase was attributable primarily to $23.2 million in increased personnel and related costs to serve the customer base, which included $1.0 million in severance costs associated with workforce realignment actions taken by management, $3.1 million in increased costs associated with third-party services and solutions from trusted suppliers, and $1.6 million in increased stock-based compensation expense.

Operating expenses

	Year Ended
	February 28,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$101,347	$83,664	$17,683	21%
Sales and marketing	99,113	86,765	12,348	14%
General and administrative	81,209	99,106	(17,897)	(18)%
Depreciation and amortization	46,377	42,608	3,769	9%
Goodwill impairment	299,705	—	299,705	N/A
Change in fair value of contingent consideration	—	(45,416)	45,416	N/A
Total operating expenses	$627,751	$266,727	$361,024	135%

Product and technology. Product and technology expense increased $17.7 million, or 21%, to $101.3 million for fiscal 2023, as compared to $83.7 million for fiscal 2022. The increase was primarily driven by $8.9 million in increased personnel and related costs, which included $2.1 million in severance costs associated with workforce realignment actions taken by management, and $6.3 million in increased stock-based compensation expense.

Sales and marketing. Sales and marketing expense increased $12.3 million, or 14%, to $99.1 million for fiscal 2023, as compared to $86.8 million for fiscal 2022. The increase was primarily driven by $6.2 million in increased digital marketing costs, $4.5 million in increased stock-based compensation expense, and $1.9 million in severance costs associated with workforce realignment actions taken by management.

General and administrative. General and administrative expense decreased ($17.9) million, or (18)%, to $81.2 million for fiscal 2023, as compared to $99.1 million for fiscal 2022. The decrease was primarily due to $12.6 million in decreased stock-based compensation expense and $12.0 million in decreased acquisition and integration-related charges, partially offset by increases in personnel and related costs of $4.9 million of which $1.9 million was severance costs associated with workforce realignment actions taken by management.

Depreciation and amortization. Depreciation and amortization expense increased $3.8 million, or 9%, to $46.4 million for fiscal 2023, as compared to $42.6 million for fiscal 2022. The increase was primarily due to having a full year of amortization in fiscal 2023 related to intangibles acquired in the PlushCare acquisition during fiscal 2022.

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

Interest income (expense), net

	Year Ended
	February 28,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Interest income (expense), net	$255	$(2,905)	$3,160	109%

Interest income (expense), net increased $3.2 million, or 109%, to $0.3 million for fiscal 2023, as compared to $(2.9) million for fiscal 2022. The increase was primarily due to an additional $3.4 million of interest income generated from our cash and cash equivalents during fiscal 2023 as compared to fiscal 2022.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	Year Ended
	February 28,
	2023	2022

	(in thousands, except percentages)
Adjusted Gross Profit	$170,056	$144,199
Adjusted Gross Margin	46.8%	46.5%
Adjusted EBITDA	$(36,505)	$(42,375)

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) adjusted to exclude interest expense (income), net, income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition and integration-related costs, goodwill impairment, change in fair value of contingent consideration, severance costs, and other expense (income). Severance costs include severance payments related to the realignment of our resources. Other expense (income) includes foreign exchange gain or loss. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this measure generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.

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

	Year Ended
	February 28(29),
	2023	2022

	(in thousands, except percentages)
Revenue	$363,142	$310,021
Less:
Cost of revenue, excluding depreciation and amortization	(198,905)	(169,019)
Gross profit, excluding depreciation and amortization	164,237	141,002

Add:
Stock-based compensation, cost of revenue	4,794	3,197
Severance costs, cost of revenue	1,025	—
Adjusted Gross Profit	$170,056	$144,199
Gross margin, excluding depreciation and amortization	45.2%	45.5%
Adjusted Gross Margin	46.8%	46.5%

Gross margin, excluding depreciation and amortization, for fiscal 2023 decreased to 45.2% from 45.5% for fiscal 2022. This decrease was primarily driven by an increase of $1.6 million in stock-based compensation expense, cost of revenue, and $1.0 million in severance costs associated with workforce realignment actions taken by management in fiscal 2023 compared to fiscal 2022. Adjusted Gross Margin for fiscal 2023 increased to 46.8% from 46.5% for fiscal 2022. This increase was driven primarily by a higher margin offering mix for the full fiscal year 2023 and the realization of cost efficiencies in fiscal 2023, partially offset by the impact of investments in launching new offerings that have not yet reached scale (for example, launching our virtual primary care offering to commercial customers), as well as the impact of increased labor costs on our frontline care teams.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	Year Ended
	February 28,
	2023	2022

	(in thousands)
Net Loss	$(459,650)	$(123,124)
Adjusted for:
Interest expense (income), net	(255)	2,905
Income tax benefit	(3,624)	(5,639)
Depreciation and amortization	46,377	42,608
Stock-based compensation	72,644	72,939
Acquisition and integration-related costs	1,218	13,219
Goodwill impairment	299,705	—
Change in fair value of contingent consideration	—	(45,416)
Severance costs	7,065	—
Other expense	15	133
Adjusted EBITDA	$(36,505)	$(42,375)

Liquidity and Capital Resources

We had cash and cash equivalents of $321.1 million as of February 28, 2023. Our cash equivalents are comprised primarily of money market accounts held at banks and U.S. treasury bills with original maturities of less than three months.

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

We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019. The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.2 million. These letters of credit are secured through the revolving credit facility, thus reducing the capacity of the revolving credit facility to $78.8 million. On July 19, 2022, we entered into an amendment to extend the term until July 19, 2024, documented the transition from the prior LIBOR interest rate index to the BSBY rate, and established new minimum covenant revenue targets. The term will automatically be extended to July 19, 2025 if we have at least $200,000 in consolidated net cash as of May 31, 2024.

We were in compliance with all such applicable covenants as of February 28, 2023, and believe we are in compliance as of the date of this Annual Report on Form 10-K. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

Material Cash Requirements

As of February 28, 2023, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:

●	Principal and interest obligations on convertible debt – As discussed in detail above, the $287.5 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 10 to our consolidated financial statements for more details.
●	Operating leases – We have entered into operating leases, primarily for office space. See Note 7 to our consolidated financial statements for more details.
●	Other purchase obligations – We have entered into certain arrangements that include obligations to make significant future purchases. The majority of these purchases are not expected to be made over the next 12 months. See Note 16 to our consolidated financial statements for more details.
●	Other material cash requirements – In addition to the above, our material cash requirements also include compensation and benefits expenses for our employees, severance for terminated employees, expenses for software and third-party services, and other miscellaneous expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	February 28,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(40,705)	$(62,350)
Net cash used in investing activities	(7,228)	(263,613)
Net cash provided by financing activities	3,163	257,932

Operating Activities.

Net cash used in operating activities decreased by $21.6 million to $40.7 million during fiscal 2023 from $62.4 million during fiscal 2022, primarily due to lower cash payments for acquisition and integration-related charges in fiscal 2023 compared to fiscal 2022 and favorable timing of customer payments.

Investing Activities.

Net cash used in investing activities decreased by $256.4 million to $7.2 million during fiscal 2023 from $263.6 million during fiscal 2022, primarily due to $260.0 million of cash paid for acquisitions in fiscal 2022.

Financing Activities.

Net cash provided by financing activities decreased by $254.8 million to $3.2 million during fiscal 2023 from $257.9 million during fiscal 2022, primarily due to the proceeds from the issuance of the Convertible Notes of $287.5 million and payment for purchase of capped calls associated with the Convertible Notes of $(34.4) million in fiscal 2022.

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

Revenue Recognition

We generate revenue by providing customers access to our advocacy, expert medical opinion, and virtual primary care services, as well as through utilization of our expert medical opinion and virtual primary care services that were acquired through the acquisitions of 2nd.MD and PlushCare. Contracts with customers that include expert medical opinion or virtual primary care services may contain either an access fee, a utilization-based fee, or both.

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

Access Fees

We generate revenue primarily from contracts with customers to access our advocacy, expert medical opinion, and virtual primary care services. We price access fees primarily using a recurring PMPM fee, typically with a portion of the fee calculated as the product of a fixed rate times the number of members (fixed PMPM fee), plus a variable PMPM fee calculated as the product of a variable rate times the number of members (variable PMPM fee). The fees associated with the variable PMPM fee can be earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from the use of our services. Collectively, the fixed PMPM fee and variable PMPM fee are referred to as the total PMPM fee. Our PMPM pricing varies by contract. In certain contracts, the maximum total PMPM fee varies during the contract term (total PMPM rate increases or decreases annually), while in other contracts, the total PMPM maximum fee is consistent over the term, yet the fixed and variable portions vary. For example, in certain contracts the fixed PMPM fee increases on an annual basis while the variable PMPM fee decreases on an annual basis, resulting in the same total PMPM fee throughout the term of the contract. The PMPM fees for expert medical opinion and virtual primary care services may be tiered based upon the customer’s utilization.

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

For the majority of expert medical opinion services, we satisfy these performance obligations over time and recognize revenue in the amount of consideration for which we have the right to invoice using the as-invoiced practical expedient. Access fees also include access to our virtual primary care services sold directly to consumers on a monthly or yearly fixed fee subscription basis. For these services, we satisfy these stand-ready performance obligations over time and recognize revenue ratably over the subscription period.

Utilization-based fees

We also generate revenue when members utilize the expert medical opinion and virtual primary care services that are billed based on utilization. Many, but not all, contracts with customers contain utilization-based fees. For any utilization-based fees, we satisfy these performance obligations over time and recognize revenue in the amount of consideration for which we have the right to invoice using the as-invoiced practical expedient for any consultations or visits sold to commercial customers as well as any non-insured consultations or visits related to virtual primary care services sold directly to consumers. For any consultations or visits that are paid through insurance claims, we recognize revenue as the consultations and visits occur in an amount that reflects the consideration that is expected based upon then-current prices and historical experience from insurance payors.

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

As a result of sustained decreases in our stock price and market capitalization, we conducted an impairment test of our goodwill as of May 31, 2022. As a result of this testing, we recorded a $299.7 million non-cash goodwill impairment charge (equivalent to $4.20 per basic and diluted share) during the year ended February 28, 2023. Our May 31, 2022 goodwill impairment test reflected an allocation of 70% and 30% between the income and market-based approaches, respectively. We believe the 70% weighting to the income-based approach is appropriate as it more directly reflects our future growth and profitability expectations. Significant inputs into the valuation models included the discount rate, revenue market multiples, and estimated future cash flows. We used a discount rate of 11% and guideline peer group and public transaction revenue multiples between 1.1x and 1.8x current and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We had cash and cash equivalents of $321.1 million and $365.9 million as of February 28, 2023 and 2022, respectively. Our cash equivalents are comprised primarily of cash and money market accounts held at banks and U.S. treasury bills with original maturities of less than three months. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

In addition, our 2019 Revolver has a variable interest rate which, if drawn upon, would subject us to risks associated with changes in that interest rate. During fiscal 2023, we had no borrowings under the 2019 Revolver.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of February 28, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of February 28, 2023.

KPMG LLP, the Company’s independent registered public accounting firm, was appointed by the Board of Directors and ratified by our Company’s stockholders to render an opinion regarding our internal control over financial reporting, which appears below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended February 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Accolade, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Accolade, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2023 and 2022, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended February 28, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated April 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

April 27, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, and the information to be included in the 2023 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” if applicable, in our 2023 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation—Compensation Discussion and Analysis” and “Director Compensation” in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions With Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” in our 2023 Proxy Statement.

Part IV

Item 15. Exhibit and Financial Statement Schedules

The following documents are filed as part of this report:

1.	The consolidated financial statements of Accolade, Inc. and subsidiaries are included beginning from the section titled “Index to Consolidated Financial Statements” commencing on page F-1.
2.	All financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.
3.	The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger by and among the Registrant, Maestro Merger Sub, LLC, Innovation Specialists LLC D/B/A 2nd.MD and Shareholder Representative Services, LLC dated January 14, 2021	8-K	001-39348	2.1	March 4, 2021
2.2†	Agreement and Plan of Merger, dated April 22, 2021, by and among Registrant, Panda Merger Sub, Inc., PlushCare, Inc., and Fortis Advisors LLC, as stockholder representative, as amended	8-K	001-39348	2.1	June 10, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39348	3.1	July 10, 2020
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-236786	3.4	February 28, 2020
4.1	Form of common stock certificate of the Registrant	S-1	333-236786	4.1	February 28, 2020
4.2	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant and Certain of Its Stockholders, dated October 2, 2019	S-1	333-236786	4.2	February 28, 2020
4.3	Indenture, dated as of March 29, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-39348	4.1	March 29, 2021
4.4	Form of Global Note, representing the Registrant’s 0.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to this 10-K).	8-K	001-39348	4.2	March 29, 2021
4.5	Description of the Registrant’s Securities	10-K	001-39348	4.6	May 7, 2021
10.1*	Accolade, Inc. Amended and Restated 2007 Stock Option Plan, and forms of agreements thereunder	S-1	333-236786	10.1	June 16, 2020
10.2*	Accolade, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder	S-1	333-236786	10.2	June 16, 2020
10.3*	Accolade, Inc. 2020 Employee Stock Purchase Plan	S-1	333-236786	10.3	June 16, 2020
10.4*	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer	S-1	333-236786	10.4	February 28, 2020
10.5*	Employment Agreement by and between the Registrant and Rajeev Singh dated October 2015	S-1	333-236786	10.5	February 28, 2020

10.6*	Offer Letter by and between the Registrant and Stephen Barnes dated December 1, 2014	S-1	333-254291	10.6	March 15, 2021
10.7*	Offer Letter by and between the Registrant and Robert Cavanaugh dated October 26, 2015	S-1	333-236786	10.7	February 28, 2020
10.8*	Form of Vesting Acceleration Agreement	10-Q	001-39348	10.1	July 1, 2022
10.9	Credit Agreement by and among the Registrant, Comerica Bank and Western Alliance Bank dated July 19, 2019	S-1	333-236786	10.11	February 28, 2020
10.10+	First Amendment to Credit Agreement dated August 21, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	August 25, 2020
10.11	Second Amendment to Credit Agreement dated September 11, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	10-Q	001-39348	10.8	October 14, 2020
10.12	Third Amendment to Credit Agreement dated November 6, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	November 9, 2020
10.13+	Fourth Amendment to Credit Agreement dated March 2, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	March 4, 2021
10.14	Fifth Amendment to Credit Agreement dated March 23, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	10-K	001-39348	10.13	May 7, 2021
10.15	Sixth Amendment to Credit Agreement dated May 26, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	June 1, 2021
10.16	Seventh Amendment to Credit Agreement dated May 26, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	10-Q	001-39348	10.1	October 6, 2023
10.17	Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated February 22, 2007	S-1	333-236786	10.14	February 28, 2020
10.18	First Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated July 24, 2008	S-1	333-236786	10.15	February 28, 2020

10.19	Second Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated March 3, 2009	S-1	333-236786	10.16	February 28, 2020
10.20	Third Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated August 5, 2010	S-1	333-236786	10.17	February 28, 2020
10.21	Fourth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated August 10, 2011	S-1	333-236786	10.18	February 28, 2020
10.22	Fifth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated January 31, 2012	S-1	333-236786	10.19	February 28, 2020
10.23	Sixth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated March 7, 2012	S-1	333-236786	10.20	February 28, 2020
10.24	Seventh Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated October 23, 2012	S-1	333-236786	10.21	February 28, 2020
10.25	Eighth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated December 1, 2017	S-1	333-236786	10.22	February 28, 2020
10.26	Office Lease by and Between the Registrant and 1201 Tab Owner, LLC dated May 28, 2019	S-1	333-236786	10.31	February 28, 2020
10.27*	Amended and Restated Non-Employee Director Compensation Policy	S-1	333-254291	10.31	March 15, 2021
10.28*	Master Services Agreement by and between United Healthcare Services, Inc. and Innovation Specialists, LLC d/b/a 2nd.MD dated December 19, 2016.	S-1/A	333-254291	10.32	April 1, 2021
10.29*	Statement of Work No. 3 to the Master Services Agreement by and Between United Healthcare Services, Inc. and Innovation Specialists, LLC d/b/a 2nd.MD dated September 1, 2019.	S-1/A	333-254291	10.33	March 15, 2021
21.1	Subsidiaries of the Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1˄	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

˄ This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 27, 2023.

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

Signature	Title	Date

/s/ Rajeev Singh	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 27, 2023
Rajeev Singh
/s/ Stephen Barnes	Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2023
Stephen Barnes
/s/ Jeff Brodsky	Director	April 27, 2023
Jeff Brodsky
/s/ Michael Hilton	Director	April 27, 2023
Michael Hilton
/s/ Jeffrey Jordan	Director	April 27, 2023
Jeffrey Jordan
/s/ Cindy Kent	Director	April 27, 2023
Cindy Kent
/s/ Peter Klein	Director	April 27, 2023
Peter Klein

/s/ Dawn Lepore	Director	April 27, 2023
Dawn Lepore
/s/ Elizabeth Nabel	Director	April 27, 2023
Elizabeth Nabel
/s/ Patricia Wadors	Director	April 27, 2023
Patricia Wadors

ACCOLADE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Accolade, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Accolade, Inc. and subsidiaries (the Company) as of February 28, 2023 and 2022, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended February 28, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases as of March 1, 2021 due to the adoption of Accounting Standards Update 2016-02, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Note 2(m) to the consolidated financial statements, the Company generates revenue by providing customers access to its advocacy, expert medical opinion, and virtual primary care services, as well as through utilization of its expert medical opinion and virtual primary care services. The Company’s revenue includes multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams. As discussed in Note 3, the Company recorded $363,142 thousand of revenue for the year ended February 28, 2023.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence required a high degree of subjective auditor judgment and specialized skills and knowledge due to the number of revenue streams with unique revenue processes and IT applications involved. This included determining the revenue streams over which procedures were performed and evaluating the nature and extent of evidence obtained over each revenue stream.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including IT related controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT and application controls used by the Company in its revenue processes. For a sample of transactions, we assessed the recorded revenue by comparing the amounts recognized to underlying documentation. We evaluated the sufficiency of the audit evidence obtained over revenue by assessing the results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Philadelphia, Pennsylvania

April 27, 2023

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	February 28,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$321,083	$365,853
Accounts receivable, net	23,435	21,116
Unbilled revenue	3,260	9,685
Current portion of deferred contract acquisition costs	4,022	3,015
Prepaid and other current assets	14,149	9,468
Total current assets	365,949	409,137
Property and equipment, net	14,763	11,797
Operating lease right-of-use assets	29,525	33,126
Goodwill	278,191	577,896
Intangible assets, net	203,202	244,690
Deferred contract acquisition costs	9,815	7,205
Other assets	1,624	1,678
Total assets	$903,069	$1,285,529
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,155	$7,837
Accrued expenses and other current liabilities	11,744	11,000
Accrued compensation	39,346	39,189
Due to customers	15,694	16,263
Current portion of deferred revenue	35,191	30,875
Current portion of operating lease liabilities	7,284	6,589
Total current liabilities	119,414	111,753
Loans payable, net of unamortized issuance costs	282,323	280,666
Operating lease liabilities	27,189	32,486
Other noncurrent liabilities	203	4,562
Deferred revenue	154	268
Total liabilities	429,283	429,735
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 73,089,075 and 67,098,477 shares issued and outstanding at February 28, 2023 and 2022, respectively	7	7
Additional paid‑in capital	1,428,073	1,350,431
Accumulated deficit	(954,294)	(494,644)
Total stockholders’ equity	473,786	855,794
Total liabilities and stockholders’ equity	$903,069	$1,285,529

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Fiscal Year Ended February 28,
	2023	2022	2021
Revenue	$363,142	$310,021	$170,358
Cost of revenue, excluding depreciation and amortization	198,905	169,019	93,673
Operating expenses:
Product and technology	101,347	83,664	49,955
Sales and marketing	99,113	86,765	33,711
General and administrative	81,209	99,106	31,584
Depreciation and amortization	46,377	42,608	8,212
Goodwill impairment	299,705	—	—
Change in fair value of contingent consideration	—	(45,416)	—
Total operating expenses	627,751	266,727	123,462
Loss from operations	(463,514)	(125,725)	(46,777)
Interest income (expense), net	255	(2,905)	(3,724)
Other expense	(15)	(133)	(147)
Loss before income taxes	(463,274)	(128,763)	(50,648)
Income tax benefit (expense)	3,624	5,639	(4)
Net loss	$(459,650)	$(123,124)	$(50,652)
Net loss per share, basic and diluted	$(6.45)	$(1.93)	$(1.72)
Weighted‑average common shares outstanding, basic and diluted	71,279,831	63,823,270	29,370,594

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except shares)

			Stockholders’ Equity (Deficit)
	Convertible				Additional
	Preferred Stock		Common stock		paid‑in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, February 29, 2020	19,513,939	$233,022	6,033,450	$2	$64,071	$(320,868)	$(256,795)
Exercise of stock options and common stock warrants and vesting of restricted stock units	—	—	1,342,801	—	9,272		9,272
Issuance of common stock in initial public offering, net of issuance costs of $4,596	—	—	11,526,134	1	231,227	—	231,228
Conversion of preferred stock into common stock	(19,513,939)	(233,022)	29,479,521	2	233,020	—	233,022
Automatic exercise of warrants into common stock in connection with initial public offering	—	—	1,401,836	—	—	—	—
Issuance of common stock in follow-on public offering, net of issuance costs of $600	—	—	5,750,000	1	208,046	—	208,047
Issuance of stock options to satisfy bonus obligation	—	—	—	—	5,735	—	5,735
Issuance of common stock in connection with 2019 acquisition	—	—	97,812	—	156	—	156
Issuance of common stock in connection with the employee stock purchase plan	—	—	67,498	—	1,259	—	1,259
Stock‑based compensation expense	—	—	—	—	9,576		9,576
Net loss	—	—	—	—	—	(50,652)	(50,652)
Balance, February 28, 2021	—	$—	55,699,052	$6	$762,362	$(371,520)	$390,848
Issuance of common stock in connection with acquisitions	—	—	10,219,443	1	456,592	—	456,593
Issuance of replacement awards in connection with acquisitions	—	—	—	—	6,729	—	6,729
Contingent share earnout in connection with acquisitions	—	—	—	—	73,481	—	73,481
Exercise of stock options and vesting of restricted stock units	—	—	1,039,144	—	8,522	—	8,522
Purchase of capped calls	—	—	—	—	(34,503)	—	(34,503)
Issuance of common stock in connection with the employee stock purchase plan	—	—	140,838	—	4,309	—	4,309
Stock‑based compensation expense	—	—	—	—	72,939	—	72,939
Net loss	—	—	—	—	—	(123,124)	(123,124)
Balance, February 28, 2022	—	$—	67,098,477	$7	$1,350,431	$(494,644)	$855,794
Settlement of acquisition-related contingent consideration	—	—	3,304,729	—	—	—	—
Exercise of stock options and vesting of restricted stock units	—	—	2,125,524	—	2,071	—	2,071
Issuance of common stock in connection with the employee stock purchase plan	—	—	560,345	—	2,927	—	2,927
Stock‑based compensation expense	—	—	—	—	72,644	—	72,644
Net loss	—	—	—	—	—	(459,650)	(459,650)
Balance, February 28, 2023	—	$—	73,089,075	$7	$1,428,073	$(954,294)	$473,786

See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended February 28,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(459,650)	$(123,124)	$(50,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	299,705	—	—
Depreciation and amortization expense	46,377	42,608	8,212
Amortization of deferred contract acquisition costs	3,698	2,945	1,657
Change in fair value of contingent consideration	—	(45,416)	—
Deferred income taxes	(3,997)	(6,132)	—
Noncash interest expense	1,660	1,673	2,252
Stock‑based compensation expense	72,644	72,939	9,576
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	4,106	(11,829)	(10,648)
Accounts payable and accrued expenses	1,131	(1,899)	2,991
Deferred contract acquisition costs	(7,314)	(4,148)	(4,690)
Deferred revenue and due to customers	3,634	13,986	(2,700)
Accrued compensation	157	(2,519)	16,356
Other liabilities	1,627	(106)	(505)
Other assets	(4,483)	(1,328)	2,919
Net cash used in operating activities	(40,705)	(62,350)	(25,232)
Cash flows from investing activities:
Capitalized software development costs	(5,123)	(1,096)	(374)
Purchases of property and equipment	(2,105)	(2,521)	(1,991)
Purchase of marketable securities	—	(99,998)	—
Sale of marketable securities	—	99,998	—
Cash paid for acquisitions, net of cash acquired	—	(259,996)	—
Earnout payments to MD Insider	—	—	(58)
Net cash used in investing activities	(7,228)	(263,613)	(2,423)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	2,927	4,703	2,379
Proceeds from stock option exercises	2,064	8,600	9,348
Payment of contingent consideration for acquisition	(1,828)	—	—
Payments of equity issuance costs	—	(60)	—
Payment of debt issuance costs	—	(8,368)	—
Payment for purchase of capped calls	—	(34,443)	—
Proceeds from borrowings on debt	—	287,500	51,166
Proceeds from public offerings, net of underwriters' discounts and commissions and offering costs	—	—	439,410
Repayments of debt principal	—	—	(73,166)
Payments related to debt retirement	—	—	(753)
Net cash provided by financing activities	3,163	257,932	428,384
Net increase (decrease) in cash and cash equivalents	(44,770)	(68,031)	400,729
Cash and cash equivalents, beginning of period	365,853	433,884	33,155
Cash and cash equivalents, end of period	$321,083	$365,853	$433,884
Supplemental cash flow information:
Interest paid	$1,640	$930	$2,296
Issuance of stock options in lieu of cash bonus	$—	$—	$5,735
Fixed assets included in accounts payable	$771	$161	$232
Other receivable related to stock option exercises	$13	$4	$97
Income taxes paid	$157	$122	$149
Common stock issued in connection with acquisitions	$—	$455,586	$156
Replacement awards issued in connection with acquisitions	$—	$6,729	$—

See accompanying notes to consolidated financial statements.

Accolade, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands except share and per share data)

(1) Background

(a)Business

Accolade, Inc. (Accolade or together with its subsidiaries, the Company) provides personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. The Company’s customers are primarily employers that contract with Accolade to provide their employees and their employees’ families (the members) a single place to turn for their health, healthcare, and benefits needs. The Company also offers expert medical opinion services to commercial customers (which includes employers, health plans, and governmental entities) and virtual primary care, both directly to consumers and to commercial customers. These services are designed to drive better healthcare outcomes and increased satisfaction for the participants while lowering costs for the payor. The Company provides its services to customers throughout the United States. Accolade is co-headquartered in Seattle, Washington and Plymouth Meeting, Pennsylvania.

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

(c)Initial Public Offering

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

(d)Follow-on Public Offering

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

The PCs are variable interest entities (VIE) to the Company. Under Accounting Standards Codification Subtopic 810 – Consolidation, the Company is considered the PC’s primary beneficiary because the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and absorbs the residual benefits and losses from the VIE’s operations. Consequently, the Company consolidates the operations of the PCs. PC assets were $29,847 as of February 28, 2023. These assets consisted primarily of cash of $25,896, which may only be used to settle the obligations of the PCs. PC liabilities were $36,377 as of February 28, 2023 and consisted primarily of amounts due to Accolade, Inc. of $30,372.

The PCs and the Company are independent entities, and as such creditors of the PCs do not have recourse against the Company in the event of default by the PCs. Additionally, the PCs’ non-cash assets are available to the Company to satisfy obligations or for other corporate purposes.

(b)Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the fair value of assets acquired and liabilities assumed for business combinations, unbilled revenues and deferred revenues, certain accrued expenses, stock-based compensation, assessment of the useful life and recoverability of long-lived assets, income taxes, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, assessment of the recoverability of goodwill, and the reported amounts of revenues and expenses during the reporting period. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected.

(c)Comprehensive Loss

For the fiscal years ended February 28, 2023, 2022, and 2021, there was no difference between comprehensive loss and net loss.

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

The Company classifies its marketable securities as available-for-sale, which include U.S. treasury bills with original maturities of greater than three months. These securities are carried at fair market value. There were no purchases or sales of marketable securities during the year ended February 28, 2023. The total unrecognized gain related to the marketable securities was inconsequential during the year ended February 28, 2022.

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

For the fiscal years ended February 28, 2023, 2022, and 2021, the Company capitalized $5,709, $1,096, and $374, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the fiscal years ended February 28, 2023, 2022, and 2021 was $1,196, $2,387, and $4,560, respectively.

(j)Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. There were no long-lived asset impairment charges recorded during the fiscal years ended February 28, 2023, 2022, and 2021.

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

(l)Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to evaluations of its recoverability annually and upon the identification of a triggering event. The Company has a single reporting unit and all goodwill relates to that reporting unit.

The Company performs an impairment analysis of goodwill on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded. A goodwill impairment loss was recorded during the first quarter of fiscal 2023. See Note 5 for further information. The Company did not recognize a goodwill impairment charge in the fiscal years ended February 28, 2022 and 2021.

(m)Revenue and Deferred Revenue

Revenue Recognition

The Company generates revenue by providing customers access to its advocacy, expert medical opinion, and virtual primary care services, as well as through utilization of its expert medical opinion and virtual primary care services. Contracts with customers that include expert medical opinion or virtual primary care services may contain either an access fee, a utilization-based fee, or both.

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

Access Fees

The Company generates revenue primarily from contracts with customers to access the Company’s advocacy, expert medical opinion, and virtual primary care services. The Company prices access fees primarily using a recurring PMPM fee, typically with a portion of the fee calculated as the product of a fixed rate times the number of members (fixed PMPM fee), plus a variable PMPM fee calculated as the product of a variable rate times the number of members (variable PMPM fee). The fees associated with the variable PMPM fee can be earned through the achievement of performance metrics and/or the realization of healthcare cost savings resulting from use of the Company’s services. Collectively, the fixed PMPM fee and variable PMPM fee are referred to as the total PMPM fee. The Company’s PMPM pricing varies by contract. In certain contracts, the maximum total PMPM fee varies during the contract term (total PMPM rate increases or decreases annually), while in other contracts, the total PMPM maximum fee is consistent over the term, yet the fixed and variable portions vary. For example, in certain contracts the fixed PMPM fee increases on an annual basis while the variable PMPM fee decreases on an annual basis, resulting in the same total PMPM fee throughout the term of the contract. The PMPM fees for expert medical opinion and virtual primary care services may be tiered based upon the customer’s utilization.

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

For the majority of expert medical opinion services, the Company satisfies these performance obligations over time and recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient. Access fees also include access to the Company’s virtual primary care services sold directly to consumers on a monthly or yearly fixed fee subscription basis. For these services, the Company satisfies these stand-ready performance obligations over time and recognizes revenue ratably over the subscription period.

Utilization-based fees

The Company also generates revenue when members utilize the expert medical opinion and virtual primary care services that are billed based on utilization. Many, but not all, contracts with customers contain utilization-based fees. For any utilization-based fees, the Company satisfies these performance obligations over time and recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient for any consultations or visits sold to commercial customers as well as any non-insured consultations or visits related to virtual primary care services sold directly to consumers. For any consultations or visits that are paid through insurance claims, the Company recognizes revenue as the consultations and visits occur in an amount that reflects the consideration that is expected based upon then-current prices and historical experience from insurance payors.

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

Significant customers are those which represent 10% or more of the Company’s revenue during the period. For each significant customer, revenue as a percentage of total revenue was as follows:

	Year Ended February 28,
	2023		2022		2021
Customer 1	*	%	*	%	16.0%
Customer 2	*	%	*	%	11.8%
Customer 3	*	%	*	%	10.2%
Customer 4	*	%	*	%	9.8%
Total	*	%	*	%	47.8%

*For the fiscal years ended February 28, 2023 and 2022, no customer represented 10% or more of the Company’s revenue.

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

As of February 28, 2023, 2022, and 2021, substantially all of Accolade’s long-lived assets were located in the United States, and all revenue was earned in the United States.

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

(u)Recently Issued Accounting Pronouncements

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

(3) Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Year Ended February 28,
	2023	2022
Access fees	$284,144	$264,612
Utilization-based fees	78,998	45,409
Total	$363,142	$310,021

As of February 28, 2023, revenue is expected to be recognized from remaining performance obligations as follows:

Year Ending February 28(29),
2024	$152,976
2025	56,778
2026	14,888
2027	372
2028	34
Total	$225,048

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the fiscal years ended February 28, 2023 and 2022 were the result of revenue recognized and net cash received. During the fiscal years ended February 28, 2023 and 2022, significant changes in the deferred revenue balances were the result of recognized revenue of $30,567 and $25,817, respectively, that were included in deferred revenue. In addition, significant changes to the contract asset balances during the fiscal years ended February 28, 2023 and 2022 were the result of revenue recognized and transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the years ended February 28, 2023 and 2022 was $3,768 and $4,673, respectively. These changes in amounts were primarily due to the inclusion of consideration that was previously constrained related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $6,016 and $3,478 for the years ended February 28, 2023 and 2022, respectively. During the year ended February 28, 2022, the Company wrote off previously deferred commissions of $484 related to a revision of the Company’s commission plan, which offset the amounts capitalized during the year ended February 28, 2022. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.

Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $2,695, $2,080, and $1,106 for the fiscal years ended February 28, 2023, 2022, and 2021, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $1,303 and $1,154 for the fiscal years ended February 28, 2023 and 2022, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $1,002, $865, and $551 for the fiscal years ended February 28, 2023, 2022, and 2021, respectively.

(4) Acquisitions

Acquisition of 2nd.MD

On March 3, 2021, the Company acquired all the outstanding equity interests of Innovation Specialists LLC d/b/a 2nd.MD (2nd.MD). Based in Houston, Texas, 2nd.MD is a leading expert medical opinion and medical decision support company. The results of operations and financial position of 2nd.MD are included in the Company’s consolidated financial statements from the date of acquisition.

The consideration paid was comprised of cash, common stock, and contingent consideration as follows:

Consideration
Cash consideration, net of cash acquired	$226,135
Fair value of common stock issued	116,187
Fair value of replacement awards	1,520
Fair value of contingent consideration	76,248
Total consideration	$420,090

The aggregate purchase consideration of $420,090 was provided through cash of $226,135 (net of $205 cash acquired) and the issuance of up to 4,384,882 shares of the Company’s common stock, of which 2,822,242 were issued upon closing of the acquisition, of which 2,495,441 were fully vested at the time of issuance with the remaining 326,801 vesting over future service periods. The cash consideration in the above table includes the repayment of 2nd.MD debt of $13,026. The contingent consideration represented potential obligations for the Company to issue up to 2,170,972 additional shares of its common stock to the selling shareholders of 2nd.MD and was comprised of two earnout scenarios associated with (1) a contract renewal and (2) the achievement of certain future revenue milestones. As a result of the contract renewal and achievement of certain revenue milestones, the Company issued a total of 1,977,321 shares of its common stock during the year ended February 28, 2023. The estimated fair value of the replacement awards issued in the above table is comprised of 120,760 restricted stock units issued to 2nd.MD employees with an estimated fair value of $5,434 of which $1,520 was attributable to pre-acquisition services. The remaining estimated value of $3,914 associated with the replacement awards is attributable to post-acquisition services and is being expensed over the requisite service periods of the awards.

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

The estimated fair value of the contingent consideration associated with future revenue milestones was determined using a Monte Carlo simulation. The Monte Carlo simulation performs numerous simulations utilizing certain assumptions such as (i) projected eligible revenues, (ii) expected term, (iii) risk-free rate, (iv) risk-adjusted discount rate, (v) share volatility and (vi) operational leverage ratio between revenues and earnings before interest, taxes, depreciation and amortization (EBITDA). The fair value measurements for contingent consideration are based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the assumptions used could materially change the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was $37,767 as of January 31, 2022, at which time the contingency was resolved. The estimated fair value of contingent consideration decreased from the acquisition date primarily due to a decrease in the Company’s stock price. The Company recorded the change in fair value of its contingent consideration liability in the consolidated statements of operations until January 31, 2022. Upon resolution of the contingency and determination of the number of common stock shares to be issued, the Company reclassified the value of the contingent consideration from a liability into stockholders’ equity as of February 28, 2022 in the consolidated balance sheet.

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

Acquisition of PlushCare

On June 9, 2021, the Company acquired all the outstanding equity interests of PlushCare. Based in San Francisco, California, PlushCare is a provider of various technology and administrative services to the medical practice PCs, which in turn provide virtual primary care services. The results of operations and financial position of PlushCare are included in the Company’s consolidated financial statements from the date of acquisition.

The consideration paid was comprised of cash, common stock, and contingent consideration as follows:

Consideration
Fair value of common stock issued	$330,338
Fair value of contingent consideration	44,618
Cash consideration, net of cash acquired	33,860
Fair value of replacement awards	5,209
Total consideration	$414,025

The aggregate purchase consideration of $414,025 was provided through cash of $33,860 (net of $17,837 cash acquired and $1,463 of debt repaid) and the issuance of 7,144,393 shares of the Company’s common stock, of which 854,717 are subject to future vesting and excluded from consideration paid. The contingent consideration represented a potential obligation for the Company to issue up to an additional 1,429,556 shares of its common stock and up to approximately $2,000 in cash upon the achievement of defined revenue milestones following the closing, of which $1,828 was paid during fiscal 2023. Up to 102,111 shares of this contingent consideration will be withheld from being issued to the selling shareholders of PlushCare until the resolution of a pending litigation matter. The revenue milestone contingency was resolved at December 31, 2021, and as a result the Company issued 1,327,408 shares of its common stock during fiscal 2023, excluding the 102,111 shares that are withheld pending the resolution of the litigation matter. See Note 16 for further details.

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

The estimated fair value of the contingent consideration was $37,683 as of December 31, 2021 at which time the contingency was resolved. The estimated fair value of contingent consideration decreased since the acquisition date primarily due to a decrease in the Company’s stock price. The Company recorded the change in fair value of its contingent consideration liability in the consolidated statements of operations through December 31, 2021. Upon resolution of the contingency and determination of the number of common stock shares to be issued, the Company reclassified the value of the contingent consideration from a liability into stockholders’ equity as of February 28, 2022 in the consolidated balance sheet.

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

Acquisition of HealthReveal

On September 30, 2021, the Company acquired substantially all the assets of HealthReveal, Inc. (HealthReveal). HealthReveal is a clinical artificial intelligence company focused on ensuring patients receive optimal, personalized chronic care to preempt adverse outcomes. Under the terms of the agreement, the Company issued 252,808 shares of common stock as consideration at closing. The Company also issued 28,089 additional shares of common stock subject to an indemnity holdback, and such shares were released 18 months following the closing.

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

Acquisition and Integration-Related Costs

For the year ended February 28, 2023, the Company incurred $1,218 in acquisition and integration-related costs related to litigation inherited through the PlushCare acquisition. Refer to Note 16 for further details. These costs were recorded in general and administrative expenses in the Company’s consolidated statements of operations. For the years ended February 28, 2022 and 2021, the Company incurred a total of $13,219 and $2,050, respectively, in acquisition and integration-related costs that were expensed immediately and recorded in general and administrative expenses in the Company’s consolidated statements of operations. These costs include banking, legal, accounting, and consulting fees related to acquisitions.

(5) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

Balance, February 28, 2021	$4,013
Acquisitions	573,883
Balance, February 28, 2022	$577,896
Impairment	(299,705)
Balance, February 28, 2023	$278,191

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

As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an impairment test of its goodwill and intangible assets as of May 31, 2022. As a result of this testing, the Company recorded a non-cash goodwill impairment charge of $299,705 (equivalent to $4.20 per basic and diluted share for the year ended February 28, 2023) during the first quarter of fiscal 2023. No impairments were recorded to intangible assets during the year ended February 28, 2023.

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

Intangible assets consisted of the following:

	As of February 28, 2023				As of February 28, 2022
	Weighted Avg. Remaining Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Customer relationships	17.9	$124,050	$(15,353)	$108,697	$124,050	$(7,444)	$116,606
Technology	3.0	111,526	(45,046)	66,480	111,526	(21,971)	89,555
Supplier-based network	3.0	25,000	(10,000)	15,000	25,000	(5,000)	20,000
Trade name	8.2	13,700	(2,483)	11,217	13,700	(1,112)	12,588
Non-compete agreement	0.7	9,300	(7,492)	1,808	9,300	(3,359)	5,941
		$283,576	$(80,374)	$203,202	$283,576	$(38,886)	$244,690

Amortization expense for intangible assets was $41,488, $36,590, and $1,450 during the years ended February 28, 2023, 2022, and 2021, respectively.

Amortization expense over the remaining life of the intangible assets will be recognized as follows:

Year Ending February 28(29),
2024	$37,795
2025	34,143
2026	32,125
2027	9,403
2028	7,370
Thereafter	82,366
203,202

(6) Property and Equipment

Property and equipment consisted of the following:

	February 28,
	2023	2022
Capitalized software development costs	$39,097	$33,388
Computer software	6,026	6,023
Computer equipment	12,363	10,518
Office equipment, furniture, and leasehold improvements	12,120	11,838
	69,606	61,767
Less accumulated depreciation	(54,843)	(49,970)
Total	$14,763	$11,797

Depreciation and amortization expense related to property and equipment was $4,889, $6,018, and $6,762 for the fiscal years ended February 28, 2023, 2022, and 2021, respectively. During the year ended February 28, 2022, the Company wrote off $328 of fully-depreciated computer equipment.

(7) Leases

The Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) on February 28, 2022, with an effective date of adoption of March 1, 2021, using the modified retrospective approach. The Company has operating leases for offices and certain equipment under non-cancelable leases in the United States and Czech Republic. These leases have remaining terms of up to 7 years. The Company had no finance leases during the years ended February 28, 2023 and 2022.

The components of operating lease cost recorded in the consolidated statements of operations were as follows:

	Year Ended February 28,
	2023	2022
Operating lease cost	7,575	$7,169
Variable lease cost	2,042	1,691
Total lease cost	9,617	$8,860

The following table sets forth the cash flows related to the Company’s leases:

	Year Ended February 28,
Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,569	$8,310
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,170	$3,564

The following table sets forth the weighted-average remaining term and weighted-average discount rate for the Company’s leases as of February 28, 2023:

Supplemental Information	February 28, 2023
Weighted-average remaining lease term (years)	5.3
Weighted-average discount rate	5.0%

As of February 28, 2023, the future minimum lease payments under non-cancelable operating leases were as follows:

Year Ending February 28(29),
2024	$8,849
2025	7,270
2026	7,303
2027	6,420
2028	3,665
Thereafter	5,732
Total lease payments	39,239
Less: Imputed interest	(4,766)
Total lease liabilities	$34,473

In the fourth quarter of fiscal 2023, the Company entered into an office lease agreement in Prague, Czech Republic that is expected to be accounted for as an operating lease. This lease is not recorded in the consolidated balance sheets or in the table above as the lease had not commenced as of February 28, 2023. The lease has total minimum fixed payments of approximately $5,700 over a term of approximately 8 years and is expected to commence in fiscal 2024.

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	February 28,
	2023	2022
Current portion of loans payable, net of unamortized issuance cost	$596	$596
Professional and consulting fees	1,992	2,661
Taxes	528	769
Marketing	347	1,492
Accrued litigation(1)	3,700	888
Software, hardware, and communication costs	464	600
Payable related to acquisition earnout	—	1,969
Other	4,117	2,025
Total	$11,744	$11,000

(1)	See Note 16 for discussion regarding accrued litigation matters.

(9) Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets within the fair value hierarchy:

	February 28, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$99,861	$—	$—	$99,861
United States treasury bills	$39,995	$—	$—	$39,995

	February 28, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$131,527	$—	$—	$131,527
United States treasury bills	$99,999	$—	$—	$99,999

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

The estimated fair value of the convertible senior notes (Note 10) was $221,346 as of February 28, 2023, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

(10) Debt

(a)Convertible Senior Notes and Capped Call Options

Convertible Senior Notes

In March 2021, the Company completed a private convertible note offering, pursuant to an Indenture dated as of March 29, 2021 between the Company and U.S. Bank National Association, as trustee (the Indenture), and issued $287,500 of 0.50% Convertible Senior Notes due 2026 (the Notes) that mature in April 2026, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021 and are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company incurred costs of $8,428 in connection with the Notes and the capped calls, of which $8,368 was allocated to the Notes and recorded as a debt discount and $60 was allocated to the capped call and recorded directly to additional paid-in capital. Net proceeds from the issuance of Notes were $279,132, and the Company used $34,443 of the net proceeds to pay the costs of the capped call transactions described below. For the years ended February 28, 2023 and 2022, the Company recorded interest expense of $3,094 and $2,857, respectively, of which $1,657 and $1,534, respectively, was associated with the amortization of the debt discount.

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

As of February 28, 2023, none of the conditions of the Notes to early convert had been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of February 28, 2023, the Company was in compliance with all covenants in the Notes.

The Company concluded the Notes are accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate for the Notes is 1.1%.

As of February 28, 2023, the Notes consisted of the following:

February 28, 2023
Principal	$287,500
Unamortized issuance costs	(5,177)
Net carrying amount	$282,323

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

During July 2019, the Company entered into a revolving credit facility (as amended, the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of February 28, 2023, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,208. These letters of credit are secured through the revolving credit facility, thus reducing the maximum capacity of the revolving credit facility to $78,792 as of February 28, 2023. No amounts were outstanding as of February 28, 2023.

The 2019 Revolver term ends on July 19, 2024. The interest rate on the outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index (BSBY) rate plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels. Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility and have been fully amortized. During the years ended February 28, 2023, 2022, and 2021, the Company recorded interest expense of $203, $296, and $1,106, respectively, related to the revolving credit facility of which $0, $93, and $279, respectively, related to the amortization of deferred financing fees.

On July 19, 2022, the Company entered into an amendment to the 2019 Revolver which extended the term until July 19, 2024, documented the transition from the LIBOR interest rate index to the BSBY rate, and established new minimum covenant revenue targets. The term will automatically be extended to July 19, 2025 if the Company has at least $200,000 in consolidated net cash as of May 31, 2024.

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

(b)Convertible Preferred Stock

On July 7, 2020, upon the closing of the Company’s IPO, all shares of the Company’s outstanding convertible preferred stock converted into 29,479,521 shares of common stock and, as of February 28, 2023, 2022 and 2021, there were no shares of convertible preferred stock outstanding.

(12) Equity-based Compensation

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Year Ended February 28,
	2023	2022	2021
Cost of revenue	$4,794	$3,197	$948
Product and technology	24,995	18,744	3,387
Sales and marketing	17,275	12,822	2,376
General and administrative	25,580	38,176	2,865
Total stock‑based compensation	$72,644	$72,939	$9,576

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of February 28, 2023, there was a total of 9,211,901 shares of common stock authorized for issuance under the Incentive Plan, of which 1,488,576 were available for future grants.

(a)Stock Options

The Company recognizes stock-based compensation based on the grant date fair value of the awards and recognizes that cost using the straight-line method over the requisite service period of the award. The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. Prior to the Company’s IPO in July 2020, the absence of an active market for the Company’s common stock required it to estimate the fair value of the Company’s common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented. The Company obtained contemporaneous third-party valuations to assist in determining the estimated fair value of its common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options is based on the simplified method outlined in the SEC Staff accounting guidance, under which the Company estimates the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. The Company accounts for forfeitures as they occur. All stock options outstanding at February 28, 2023 are expected to vest according to their specific schedules.

During the years ended February 28, 2023, 2022, and 2021, the Company recognized $11,798, $10,374, and $7,743, respectively, of compensation expense related to stock options. The Company did not capitalize any stock-based compensation expense to deferred costs for the years ended February 28, 2023, 2022 and 2021. The weighted average grant date fair value for stock options granted during the years ended February 28, 2023, 2022, and 2021 was $5.10, $28.59, and $11.42, respectively. The fair value of the Company’s option grants is estimated at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Year Ended February 28,
	2023	2022	2021
Estimated fair value of common stock	$5.13-$8.54	$13.59-$31.95	$9.62-$31.27
Exercise price	$8.03-$14.05	$23.50-$53.38	$15.40-$50.88
Expected volatility	64%-70%	63%-68%	68%-78%
Expected term (in years)	6.08	6.08	5.00-6.25
Risk‑free interest rate	2.71%-4.14%	1.29%-1.39%	0.30%-0.64%
Dividend yield	—	—	—

The following is a summary of stock option activity under the Option Plan and Incentive Plan:

			Weighted
		Weighted‑	Remaining		Aggregate
		Average	Contractual		Intrinsic
	Stock Options	Exercise Price	Life In Years		Value
Balance, February 29, 2020	7,996,056
Granted	2,167,775	$17.47
Exercised	(1,182,099)	$5.98
Forfeited	(257,963)	$
Balance, February 28, 2021	8,723,769
Granted	528,038	$47.74
Exercised	(901,064)	$9.37
Forfeited	(304,951)	$14.87
Balance, February 28, 2022	8,045,792
Granted	915,081	$8.06
Exercised	(346,518)	$5.45
Forfeited	(563,836)	$20.05
Balance, February 28, 2023	8,050,519		5.1	years	$30,430
Vested and expected to vest as of February 28, 2023	7,893,273	$10.43	5.4	years	$30,106
Exercisable as of February 28, 2023	6,581,769	$9.11	4.3	years	$27,765

The aggregate intrinsic value of stock options exercised was $1,801, $29,964, and $32,972 for the years ended February 28, 2023, 2022, and 2021 respectively. As of February 28, 2023, approximately $13,959 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.7 years.

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

		Weighted	Weighted
		average	remaining		Aggregate
		exercise	contractual life		intrinsic
	Stock Options	price	in years		value
Assumed, June 9, 2021	325,992
Exercised	(50,506)	$1.20
Forfeited	(7,765)	$2.88
Balance, February 28, 2022	267,721
Exercised	(111,456)	$1.65
Forfeited	(2,657)	$2.61
Balance, February 28, 2023	153,608		6.7	years	$1,456
Vested and expected to vest as of February 28, 2023	124,666	$1.36	6.5	years	$1,216
Exercisable as of February 28, 2023	95,519	$1.15	6.3	years	$951

For the years ended February 28, 2023 and 2022, the Company recognized $4,367 and $4,161, respectively, in compensation expense related to PlushCare stock options. As of February 28, 2023, approximately $2,707 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 1.4 years. The aggregate intrinsic value of stock options exercised was $1,127 and $1,596 for the years ended February 28, 2023 and 2022, respectively.

(c)Restricted Stock Units

The Company issued 4,470,526, 2,257,433, and 191,415 time-based restricted stock units during the years ended February 28, 2023, 2022 and 2021, respectively. These time-based restricted stock units have generally been subject to a vesting period of two to four years. For two-year grants, one-eighth of an award generally vests quarterly for the first year after the grant with the remainder vesting ratably on a monthly basis over the subsequent year. For three-year grants, one-third of an award generally vests one year after grant with the remainder vesting ratably on a monthly basis over the subsequent two years. For four-year grants, one quarter of an award generally vests one year after grant and the remainder vests ratably on a monthly basis over the subsequent three years.

The following is a summary of activity for the years ended February 28, 2023, 2022, and 2021:

Restricted Stock Units
Balance, February 29, 2020	—
Granted	191,415
Vested	(702)
Forfeited	—
Balance, February 28, 2021	190,713
Granted	2,257,433
Vested	(87,574)
Forfeited	(134,515)
Balance, February 28, 2022	2,226,057
Granted	4,470,526
Vested	(1,667,550)
Forfeited	(762,043)
Balance, February 28, 2023	4,266,990

For the years ended February 28, 2023, 2022 and 2021, the Company recognized $32,356, $23,309 and $842, respectively, in restricted stock unit compensation expense, with $61,274 remaining of total unrecognized compensation costs related to these awards as of February 28, 2023. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.3 years. The weighted-average grant date fair value of restricted stock units granted during the years ended February 28, 2023, 2022 and 2021 was $8.76, $44.40, and $46.52, respectively.

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

In addition, during fiscal 2023, performance-based restricted stock units were approved to be issued as part of the Company’s corporate bonus program. These restricted stock units are expected to vest in full in fiscal 2024 in association with the Company’s fiscal 2023 corporate bonus payout. At February 28, 2023, 753,259 of these performance-based restricted stock units were approved. During the year ended February 28, 2023, the Company recorded $4,663 in stock-based compensation expense related to these performance-based restricted stock units.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $1,332, $1,749, and $991 during the years ended February 28, 2023, 2022 and 2021, respectively, related to the ESPP.

During the years ended February 28, 2023, 2022 and 2021, employees who elected to participate in the ESPP purchased a total of 560,345, 140,838, and 67,498 shares of common stock, respectively, resulting in cash proceeds to the Company of $2,927, $4,309, and $1,259, respectively. An additional $1,384 has been withheld via employee payroll deductions who have opted to participate in the next stock purchase plan period ending May 2023.

(e)  Other

In connection with the acquisition of 2nd.MD (Note 4), several 2nd.MD individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 608,332 shares that required continued employment with the Company. These shares are excluded from the above restricted stock units table. Included in the 608,332 shares are 281,531 shares that were also contingent upon the achievement of the contingent consideration milestones. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. These shares vested 50% on the first anniversary of the acquisition date and 50% on the second anniversary of acquisition date. As a result of the achievement of certain revenue milestones (the contingent consideration milestones), a total of 256,418 of the eligible 281,531 shares will be issued to such shareholders, subject to the service requirements. As of February 28, 2023, there were 241,614 unvested shares outstanding with a grant date fair value of $46.56 per share subject to future service periods. The Company recognized stock-based compensation expense of $4,015 and $23,138 during the years ended February 28, 2023 and 2022, respectively, including $8,981 of accelerated expense related to certain separation and transition agreements entered into during fiscal 2022. As of March 3, 2023, there is no remaining unamortized compensation expense.

In connection with the acquisition of PlushCare (Note 4), certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares vested on the first anniversary of the acquisition date, one third will vest on the second anniversary of acquisition date, and one third will vest on the third anniversary of the acquisition date. As of February 28, 2023, there were 537,401 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $14,113 and $10,208 during the years ended February 28, 2023 and 2022, respectively. The unamortized compensation expense of $18,018 will be recognized over a weighted average remaining period of 1.3 years.

(13) Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan named the Accolade, Inc. 401(k) Plan (401(k) Plan). Under the 401(k) Plan, eligible employees may contribute up to the maximum allowed by law. Eligible employees are eligible for Company matching contributions on the first quarter following their one-year anniversary date, which are dollar for dollar up to 3.5% of an employee’s eligible compensation, up to $100 in annual compensation. Employer contributions are vested over a period of four years of service. The 401(k) Plan includes an employer discretionary profit-sharing contribution feature to allow the Company to make a contribution to eligible employees’ 401(k) Plan accounts. Profit sharing contributions are vested over a period of four years of service. The Company incurred expenses related to matching contributions totaling $3,231, $2,278, and $1,599 for the years ended February 28, 2023, 2022, and 2021, respectively, which were funded subsequent to each respective year-end.

(14) Income Taxes

Income (loss) before income taxes consists of the following components:

	Year Ended February 28,
	2023	2022	2021
Domestic	$(463,848)	$(129,569)	$(50,934)
Foreign	574	806	286
Total	$(463,274)	$(128,763)	$(50,648)

Significant components of income taxes are as follows:

	Year Ended February 28,
	2023	2022	2021
Current:
Federal	$156	$124	$—
State and Local	90	76	37
Foreign	127	202	141
Total Current	373	402	178
Deferred:
Federal	(1,638)	(7,935)	—
State and Local	(2,359)	1,941	—
Foreign	—	(47)	(174)
Total deferred	(3,997)	(6,041)	(174)
Provision (benefit) for income taxes	$(3,624)	$(5,639)	$4

A reconciliation of income tax expense at the U.S. Federal statutory income tax rate to actual income tax provision is as follows:

	Year Ended February 28,
	2023	2022	2021
Federal income tax expense at statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8	4.5	4.6
Change in state rate	(2.1)	—	—
Stock-based compensation	(0.3)	0.8	(0.2)
Transaction costs	—	(1.1)	0.0
Contingent consideration	—	1.1	—
Goodwill impairment	(8.6)	—	—
Changes in valuation allowances	(11.9)	(21.9)	(25.4)
Other	(0.1)	—	—
Effective Income Tax Rate	0.8%	4.4%	0.0%

Income tax (expense) benefit for the fiscal years ended February 28, 2023, 2022, and 2021 differ from the U.S. statutory income tax rate primarily due to changes in valuation allowances, state income taxes, goodwill impairment, and stock based compensation.

The tax benefit for the year ended February 28, 2023 relates to the partial release of the reversal of the deferred tax liability associated with the basis difference in goodwill from the 2nd.MD acquisition. The goodwill impairment recorded in the first quarter of fiscal 2023 required the Company to reverse that deferred tax liability in the amount of $3,899 and recognize a tax benefit during the year ended February 28, 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence. Significant components of the Company’s deferred tax assets and liabilities at February 28, 2023 and 2022 are as follows:

	February 28,
	2023	2022
Deferred tax assets:
Net operating loss and tax credit carryforwards	$113,740	$114,272
Other accruals and reserves	5,599	5,210
Stock‑based compensation	32,741	16,353
Interest expense deduction limitation carryforward	3,092	3,082
Intangibles	6,248	—
Property, plant & equipment	869	578
Capitalized research and development	10,931	—
Lease liability	10,086	10,027
Other	—	94
Valuation allowance	(175,610)	(125,810)
Deferred tax assets	7,696	23,806
Deferred tax liabilities:
Operating lease right-of-use assets	(7,478)	(8,494)
Intangibles	—	(19,091)
Deferred tax liabilities	(7,478)	(27,585)
Net deferred taxes	$218	$(3,779)

Deferred tax liabilities are included in other noncurrent liabilities on the consolidated balance sheet. Net operating loss (NOL) carryforwards amounted to $453,323 and $422,481 for U.S. federal and $402,376 and $372,975 for U.S. states at February 28, 2023 and 2022, respectively. These NOL carryforwards related to the 2010 through current 2022 tax periods. At February 28, 2023, none of the NOL carryforwards were subject to expiration until 2030. The NOL carryforwards expiring in years 2030 through 2037 make up $59,213 of the recorded deferred tax asset. The remaining deferred tax asset relating to NOL carryforwards of $54,101 have an indefinite expiration. In addition to NOL carryforwards, research and development tax credit carryforwards amounted to $432 for U.S. federal and U.S. states at February 28, 2023. These tax credit carryforwards will expire in 2036. Under Section 382 of the Internal Revenue Code, the yearly utilization of a corporation’s NOL carryforwards may be limited following a change in ownership of greater than 50% (by value) over a three-year period. The yearly limitation is based on the value of the corporation immediately before the ownership change multiplied by the federal long-term tax-exempt rate. If a loss is not utilized in a year after an ownership change that yearly limit is carried forward to future years for the balance of the NOL carryforward period. As of February 28, 2023, the Company did not incorporate a yearly limitation under Section 382 as a recent study has not been completed.

Management assesses the available positive and negative evidence to estimate if a valuation allowance is required to be recorded against existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company’s brief operating history and the net losses incurred since inception, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences in the U.S. As a result, a full valuation allowance has been provided at February 28, 2023 and 2022 for U.S. Federal and state tax purposes.

The following is a summary of NOL activity:

	Year Ending February 28,
	2023	2022
Balance at the beginning of the period	$125,810	$96,516
Increase due to NOLs and temporary differences	54,937	35,287
Decrease due to acquisitions	(5,137)	(5,993)
Balance at the end of the period	$175,610	$125,810

The Company has recorded a deferred tax asset of $3,092 for interest expense limited under the Tax Act at February 28, 2023. The interest expense limited has an unlimited carryforward period.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over tax basis of the investments in foreign subsidiaries that is indefinitely reinvested outside the U.S. The foreign subsidiary is identified as a branch for U.S. tax purposes, and therefore, a gross temporary difference for investment basis differences is not applicable.

The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets at February 28, 2023 and 2022 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statement of operations for the years ended February 28, 2023, 2022, and 2021.

(15) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended February 28,
	2023	2022	2021
Net loss	$(459,650)	$(123,124)	$(50,652)
Net loss per common share, basic and diluted	$(6.45)	$(1.93)	$(1.72)
Weighted‑average shares used to compute net loss per common share, basic and diluted	71,279,831	63,823,270	29,370,594

As the Company has reported net losses for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Year Ended February 28,
	2023	2022	2021
Stock options	8,204,127	8,313,513	8,723,769
Unvested restricted stock units	4,266,990	2,226,057	190,713
Shares issued to 2nd.MD employees and subject to vesting	274,224	326,801	—
Shares issued to PlushCare employees and subject to vesting	537,401	806,161	—
Contingent shares in connection with PlushCare acquisition	102,111	102,111	—
Indemnity shares held in escrow in connection with PlushCare acquisition	27,342	27,342	—
Shares to be issued to HealthReveal shareholders upon expiration of indemnification period	28,089	28,089	—
Convertible Senior Notes	5,700,297	5,700,297
Total	19,140,581	17,530,371	8,914,482

(16) Commitments and Contingencies

(a)Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity. As of February 28, 2023, the Company had accruals of $3,700 related to legal matters.

On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint, as amended, alleges that certain of PlushCare’s subscription payment practices violate California and other state automatic renewal laws and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this matter, subject to a cap. The parties have tentatively agreed on a settlement and the Company has recorded a contingent liability. The majority of the Company’s liability is eligible to be paid through third-party insurance and the remaining indemnification from the selling shareholders of PlushCare. The remainder amounted to $1,218 at February 28, 2023 and was recorded in general and administrative expenses in the statement of operations.

(b)Employment Agreements

Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.

(c)  Purchase Obligations

The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to the end of each contract year, September 30, in each of fiscal years 2023 through 2027. If total purchases in a contract year do not meet the portion of the commitment required for that year, the shortfall must be prepaid and can be used for future purchases through September 30, 2027. As of February 28, 2023, the Company has remaining future purchase commitments under this agreement of $31,995.

(17) Related Party Transactions

Entities affiliated with one of the Company’s significant customers owned more than 5% of the Company’s outstanding stock during the year ended February 28, 2021. Revenues related to this customer were $27,300 during the fiscal year ended February 28, 2021. As of February 28, 2023, 2022, and 2021, these entities no longer owned more than 5% of the Company’s outstanding stock.

(18) Restructuring

During the year ended February 28, 2023, the Company initiated several measures to accelerate the integration of recent acquisitions through strategic reductions in the Company’s workforce, including increasing hiring in lower cost regions to support its growth, scale, and profitability objectives. As a result, severance expense was recorded for the impacted employees.

The following table summarizes the amount of severance costs included in the consolidated statements of operations:

Year Ended February 28,
2023
Cost of revenue, excluding depreciation and amortization	$1,025
Product and technology	2,149
Sales and marketing	1,948
General and administrative	1,943
Total severance costs	$7,065

The following is a summary of the changes in severance liabilities related to the workforce reductions. These liabilities are included within accrued compensation on the consolidated balance sheets:

Balance as of March 1, 2022	$—
Severance costs	7,065
Cash payments	(3,069)
Balance as of February 28, 2023	$3,996

The Company expects remaining severance-related liabilities to be substantially paid out in cash during the first half of fiscal 2024. Additional expenses associated with these restructuring activities in fiscal 2024 are not expected to be material.