Form 10-Q
period 2023-05-31
Accolade, Inc.
filed 2023-06-29
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023

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

As of June 23, 2023, 75,631,027 shares of the registrant’s common stock were outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	May 31,	February 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$302,870	$321,083
Accounts receivable, net	22,539	23,435
Unbilled revenue	3,760	3,260
Current portion of deferred contract acquisition costs	3,933	4,022
Prepaid and other current assets	15,372	14,149
Total current assets	348,474	365,949
Property and equipment, net	16,608	14,763
Operating lease right-of-use assets	28,080	29,525
Goodwill	278,191	278,191
Intangible assets, net	192,829	203,202
Deferred contract acquisition costs	9,679	9,815
Other assets	1,846	1,624
Total assets	$875,707	$903,069
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,461	$10,155
Accrued expenses and other current liabilities	13,782	11,744
Accrued compensation	27,628	39,346
Due to customers	14,761	15,694
Current portion of deferred revenue	44,189	35,191
Current portion of operating lease liabilities	6,915	7,284
Total current liabilities	112,736	119,414
Loans payable, net of unamortized issuance costs	282,742	282,323
Operating lease liabilities	25,741	27,189
Other noncurrent liabilities	168	203
Deferred revenue	142	154
Total liabilities	421,529	429,283

Commitments and Contingencies (note 10)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 75,264,400 and 73,089,075 shares issued and outstanding at May 31, 2023 and February 28, 2023, respectively	8	7
Additional paid-in capital	1,446,873	1,428,073
Accumulated deficit	(992,703)	(954,294)
Total stockholders’ equity	454,178	473,786
Total liabilities and stockholders’ equity	$875,707	$903,069

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended May 31,
	2023	2022
Revenue	$93,226	$85,528
Cost of revenue, excluding depreciation and amortization	54,203	47,615
Operating expenses:
Product and technology	25,899	26,817
Sales and marketing	25,033	25,614
General and administrative	16,080	20,238
Depreciation and amortization	11,640	11,576
Goodwill impairment	—	299,705
Total operating expenses	78,652	383,950
Loss from operations	(39,629)	(346,037)
Interest income (expense), net	921	(634)
Other income (expense)	390	(50)
Loss before income taxes	(38,318)	(346,721)
Income tax benefit (expense)	(91)	3,899
Net loss	$(38,409)	$(342,822)

Net loss per share, basic and diluted	$(0.52)	$(4.92)

Weighted-average common shares outstanding, basic and diluted	73,179,994	69,738,638

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, February 28, 2022	67,098,477	7	1,350,431	(494,644)	855,794
Settlement of acquisition-related contingent consideration	1,939,853	—	—	—	—
Exercise of stock options and vesting of restricted stock units	228,701	—	358	—	358
Issuance of common stock in connection with the employee stock purchase plan	343,310	—	1,788	—	1,788
Stock-based compensation expense	—	—	19,389	—	19,389
Net loss	—	—	—	(342,822)	(342,822)
Balance, May 31, 2022	69,610,341	$7	$1,371,966	$(837,466)	$534,507

	Stockholders' Equity (Deficit)
	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, February 28, 2023	73,089,075	7	1,428,073	(954,294)	473,786
Exercise of stock options and vesting of restricted stock units	1,895,163	1	2,530	—	2,531
Issuance of common stock in connection with the employee stock purchase plan	280,162	—	1,992	—	1,992
Stock-based compensation expense	—	—	14,278	—	14,278
Net loss	—	—	—	(38,409)	(38,409)
Balance, May 31, 2023	75,264,400	$8	$1,446,873	$(992,703)	$454,178

See accompanying notes to condensed consolidated financial statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended May 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(38,409)	$(342,822)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Goodwill impairment	—	299,705
Depreciation and amortization expense	11,640	11,576
Amortization of deferred contract acquisition costs	1,116	817
Deferred income taxes	—	(3,999)
Noncash interest expense	440	419
Stock-based compensation expense	14,278	19,389
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and unbilled revenue	396	2,323
Accounts payable and accrued expenses	(1,690)	(1,258)
Deferred contract acquisition costs	(891)	(924)
Deferred revenue and due to customers	8,052	862
Accrued compensation	(11,718)	(15,598)
Other liabilities	(1,131)	(240)
Other assets	(1,370)	(711)
Net cash used in operating activities	(19,287)	(30,461)
Cash flows from investing activities:
Capitalized software development costs	(2,500)	(766)
Purchases of property and equipment	(877)	(506)
Net cash used in investing activities	(3,377)	(1,272)
Cash flows from financing activities:
Proceeds from stock option exercises	2,459	358
Proceeds from employee stock purchase plan	1,992	1,150
Net cash provided by financing activities	4,451	1,508
Net decrease in cash and cash equivalents	(18,213)	(30,225)
Cash and cash equivalents, beginning of period	321,083	365,853
Cash and cash equivalents, end of period	$302,870	$335,628
Supplemental cash flow information:
Interest paid	$769	$769
Fixed assets included in accounts payable	$506	$228
Other receivable related to stock option exercises	$84	$5
Income taxes paid	$53	$22

See accompanying notes to condensed consolidated financial statements.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data)

(1)   Background

Accolade, Inc. (Accolade or together with its subsidiaries, the Company) provides an advocacy-led, nationwide care delivery service comprised of personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. The Company’s customers are primarily employers that deploy Accolade solutions in order to provide employees and their families (the members) a single place to turn for their health, healthcare, and benefits needs. The Company also offers expert medical opinion services to commercial customers (which includes employers, health plans, and governmental entities) and virtual primary care both directly to consumers and to commercial customers. These services are designed to improve the member experience, encourage better healthcare outcomes, and lower costs for both members and customers. Accolade is co-headquartered in Seattle, Washington and Plymouth Meeting, Pennsylvania.

(2)   Basis of Presentation and Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended February 28, 2023 appearing in the Company’s Annual Report on Form 10-K and filed with the Securities and Exchange Commission (the SEC) on April 28, 2023.

(a)  Basis of Presentation and Principles of Consolidation

Accolade’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(b)  Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements and the related footnote disclosures are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim condensed consolidated financial position as of May 31, 2023, the results of its operations for the three months ended May 31, 2023 and 2022, and its cash flows for the three months ended May 31, 2023 and 2022. The results for the three months ended May 31, 2023 are not necessarily indicative of results to be expected for the year ending February 29, 2024, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 28, 2023.

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

For the three months ended May 31, 2023 and 2022, the Company capitalized $2,410 and $766, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended May 31, 2023 and 2022 was $346 and $290, respectively.

(d)  Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. There were no long-lived asset impairment charges recorded during the three months ended May 31, 2023 and 2022.

(e)  Intangible Assets

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

(h)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

market funds and U.S. treasury bills with original maturities of three months or less. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents and performs periodic evaluations of the credit standing of such institutions.

(i) Leases

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(3) Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended May 31,
	2023	2022
Access fees	$66,597	$68,125
Utilization-based fees	26,629	17,403
Total	$93,226	$85,528

As of May 31, 2023, revenue is expected to be recognized from remaining performance obligations as follows:

Fiscal year ending February 28(29),
Remainder of 2024	$127,482
2025	73,792
2026	21,510
2027	2,126
2028	29
Total	$224,939

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the three months ended May 31, 2023 and 2022 were the result of revenue recognized and net cash received. Significant changes in the deferred revenue balances during the three months ended May 31, 2023 and 2022 were the result of recognized revenue of $24,746 and $24,447, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the three months ended May 31, 2023 and 2022 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended May 31, 2023 and 2022 was $1,433 and $1,829, respectively. These amounts relate to the ratable recognition through the minimum contract term of performance obligations satisfied in prior periods related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $642 and $838 for the three months ended May 31, 2023 and 2022, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.

Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $838 and $592 for the three months ended May 31, 2023 and 2022, respectively. The Company

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $107 and $86 for the three months ended May 31, 2023 and 2022, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $278 and $225 for the three months ended May 31, 2023 and 2022, respectively.

(4)   Goodwill and Intangible Assets

The Company’s goodwill balance at May 31, 2023 and February 28, 2023 was $278,191. As a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an impairment test of its goodwill and intangible assets as of May 31, 2022 resulting in an impairment loss of $299,705. Goodwill at May 31, 2023 and February 28, 2023 is net of this impairment loss.

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

Intangible assets consisted of the following:

		As of May 31, 2023
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Customer relationships	2 to 20 years	$124,050	$(17,336)	$106,714	17.7
Technology	2 to 5 years	111,526	(50,811)	60,715	2.7
Supplier-based network	5 years	25,000	(11,250)	13,750	2.8
Trade name	10 years	13,700	(2,825)	10,875	7.9
Non-compete agreement	2 to 3 years	9,300	(8,525)	775	0.8
		$283,576	$(90,747)	$192,829

Amortization expense for intangible assets was $10,372 during the three months ended May 31, 2023 and 2022, respectively.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(5)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	May 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$121,054	$—	$—	$121,054

	February 28, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$99,861	$—	$—	$99,861
United States treasury bills	$39,995	$—	$—	$39,995

The estimated fair value of the convertible senior notes (Note 6) was $233,795 as of May 31, 2023, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

(6)   Debt

(a)  Convertible Senior Notes and Capped Call Options

Convertible Senior Notes

The Notes consisted of the following:

	May 31, 2023	February 28, 2023
Principal	$287,500	$287,500
Unamortized issuance costs	(4,758)	(5,177)
Net carrying amount	$282,742	$282,323

In March 2021, the Company completed a private convertible note offering, pursuant to an Indenture dated as of March 29, 2021 between the Company and U.S. Bank National Association, as trustee (the Indenture), and issued $287,500 of 0.50% Convertible Senior Notes due 2026 (the Notes) that mature in April 2026, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021 and are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company incurred costs of $8,428 in connection with the Notes and the capped calls, of which $8,368 was allocated to the Notes and recorded as a debt discount and $60 was allocated to the capped call and recorded directly to additional paid-in capital. Net proceeds from the issuance of Notes were $279,132, and the Company used $34,443 of the net proceeds to pay the costs of the capped call transactions described below. For the three months ended May 31, 2023 and 2022, the Company recorded interest expense of $781 and $779, respectively, of which $419 and $417, respectively, was associated with the amortization of the debt discount.

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

As of May 31, 2023, none of the conditions of the Notes to early convert have been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of May 31, 2023, the Company was in compliance with all covenants in the Notes.

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

(b)  Revolving Credit Facility

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility.  Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of May 31, 2023, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,311, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $70,497 as of May 31, 2023. No amounts are outstanding as of May 31, 2023.

The 2019 Revolver term ends on July 19, 2024. The interest rate on the outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index (BSBY) rate plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels.  Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility and have been fully amortized. During the three months ended May 31, 2023 and 2022, the Company recorded interest expense of $51 and $52, respectively, related to the revolving credit facility.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(7)  Stock-based Compensation

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended May 31,
	2023	2022
Cost of revenue, excluding depreciation and amortization	$911	$1,128
Product and technology	6,966	7,490
Sales and marketing	3,826	3,989
General and administrative	2,575	6,782
Total stock-based compensation	$14,278	$19,389

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan.   The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of May 31, 2023, there was a total of 12,135,039 shares of common stock authorized for issuance under the Incentive Plan, of which 4,857,528 were available for future grants.

(a) Stock Options

The following is a summary of stock option activity under the Incentive Plan:

		Weighted	Weighted
		average	remaining	Aggregate
		exercise	contractual life	intrinsic
	Stock Options	price	in years	value
Balance, February 28, 2023	8,050,519	$10.52
Granted	10,792	14.25
Exercised	(498,569)	4.87
Forfeited	(130,193)	17.31
Balance, May 31, 2023	7,432,549	$10.78	4.8	$32,193

For the three months ended May 31, 2023 and 2022, the Company recognized $2,215 and $2,692 in compensation expense related to stock options, respectively. As of May 31, 2023, approximately $10,768 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 1.6 years. The aggregate intrinsic value of stock options exercised was $3,132 and $349 for the three months ended May 31, 2023 and 2022, respectively.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(b)PlushCare Stock Options

In connection with the acquisition of PlushCare, Inc. (PlushCare) on June 9, 2021, the Company assumed all stock options that were awarded under the PlushCare Plan and that were outstanding as of the closing of the acquisition.  These options were converted into options to purchase the Company’s common stock at a ratio determined in the purchase agreement. The Company has no intent to grant any further options under the PlushCare Plan beyond the options granted and outstanding as of the Company's acquisition of PlushCare.  The following is a summary of stock option activity under the PlushCare Plan:

		Weighted	Weighted
		average	remaining	Aggregate
		exercise	contractual life	intrinsic
	Stock Options	price	in years	value
Balance, February 28, 2023	153,608	$1.63
Exercised	(48,680)	$2.12
Forfeited	(1,505)	$2.88
Balance, May 31, 2023	103,423	$1.38	6.2	$1,102

For the three months ended May 31, 2023 and 2022, the Company recognized $1,340 and $1,244, respectively, in compensation expense related to PlushCare stock options. As of May 31, 2023, approximately $773 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 1.1 years. The aggregate intrinsic value of stock options exercised was $535 and $261 for the three months ended May 31, 2023 and 2022, respectively.

(c)  Restricted Stock Units

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

The following is a summary of activity for the three months ended May 31, 2023:

Restricted Stock Units
Balance, February 28, 2023	4,266,990
Granted	150,564
Vested	(600,227)
Forfeited	(475,472)
Balance, May 31, 2023	3,341,855

For the three months ended May 31, 2023 and 2022, the Company recognized $6,679 and $6,632, respectively, in restricted stock unit compensation expense with $48,288 remaining total unrecognized compensation costs related to these awards as of May 31, 2023. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.2 years. The weighted average grant date fair value of restricted stock units granted during the three months ended May 31, 2023 was $14.08.

In connection with the PlushCare acquisition, the agreement provided for the issuance of time-based restricted stock units for 64,694 shares of common stock to existing PlushCare shareholders upon the achievement of the contingent

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

consideration revenue milestones. During the second quarter of fiscal 2023, 57,124 of these restricted stock units were issued. These restricted stock units are included in the table above.

(d)  Performance Stock Units

During fiscal 2023, performance-based restricted stock units (PSUs) were approved to be issued as part of the Company’s fiscal 2023 corporate bonus program. In association with the Company’s fiscal 2023 corporate bonus payout, 747,687 fully-vested PSUs were issued in May 2023. During the three months ended May 31, 2023 and 2022, the Company recorded $0 and $1,312, respectively, in stock-based compensation expense related to these performance-based restricted stock units.

(e)  Employee Stock Purchase Plan

In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering (IPO). The total shares of common stock initially reserved under the ESPP was limited to 1,100,000 shares. On March 1, 2023, there was an automatic annual increase, which increased the total available common shares to 3,058,760.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $468 and $411 during the three months ended May 31, 2023 and 2022, respectively, related to the ESPP.

During the three months ended May 31, 2023 and 2022, employees who elected to participate in the ESPP purchased a total of 280,162 and 343,310 shares of common stock, respectively, resulting in cash proceeds to the Company of $1,992 and $1,788, respectively. ESPP employee payroll contributions accrued as of May 31, 2023 and February 28, 2022 totaled $191 and $1,384, respectively, and are included within accrued compensation in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.

(f)  Other

In connection with the acquisition of Innovation Specialists, LLC d/b/a 2nd.MD (2nd.MD) on March 3, 2021, several 2nd.MD individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 608,332 shares that required continued employment with the Company. These shares are excluded from the above restricted stock units table. Included in the 608,332 shares are 281,531 shares that were also contingent upon the achievement of the contingent consideration milestones. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. These shares vested 50% on the first anniversary of the acquisition date and 50% on the second anniversary of acquisition date. The Company recognized stock-based compensation expense of $3,358 during the three months ended May 31, 2022.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

In connection with the acquisition of PlushCare, certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares vested on the first anniversary of the acquisition date, one third vested on the second anniversary of acquisition date, and one third will vest on the third anniversary of the acquisition date. As of May 31, 2023, there were 537,401 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $3,557 during the three months ended May 31, 2023 and 2022. The unamortized compensation expense of $14,461 will be recognized over a weighted average remaining period of 1.0 years.

(8)   Income Taxes

The provision (benefit) for income taxes consists of provisions for federal, state and foreign income taxes for separate U.S. tax filers and for entities in separate tax jurisdictions. As a result of the Company’s history of net operating losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized. For the three months ended May 31, 2023 and 2022, the Company recorded income tax provision (benefit) of $91 and $(3,899), respectively, which resulted in effective tax rates of (0.2)% and 1.1%, respectively. The tax benefit for the three months ended May 31, 2022 is primarily related to the reversal of the deferred tax liability associated with the basis difference in goodwill from the 2nd.MD acquisition. The goodwill impairment recorded in the first quarter of fiscal 2023 required the Company to reverse that deferred tax liability during the three months ended May 31, 2022.

(9)   Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended
	May 31,
	2023	2022
Net loss	$(38,409)	$(342,822)
Weighted-average common shares outstanding, basic	73,179,994	69,738,638
Net income (loss) per share attributable to common stockholders, basic	$(0.52)	$(4.92)

As the Company has reported net losses for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Three months ended
	May 31,
	2023	2022
Stock options	7,535,972	8,238,444
Unvested restricted stock units	3,341,855	2,579,247
Shares issued to 2nd.MD employees and subject to vesting	—	274,224
Shares issued to PlushCare employees and subject to vesting	537,401	831,398
Indemnity shares held in escrow in connection with PlushCare acquisition	27,342	27,342
Shares to be issued to HealthReveal shareholders upon expiration of indemnification	—	28,089
Convertible Senior Notes	5,700,297	5,700,297
Total	17,142,867	17,679,041

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(10)   Commitments and Contingencies

(a)  Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity. As of May 31, 2023, the Company had accruals of $3,500 related to legal matters.

On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint, as amended, alleges that certain of PlushCare’s subscription payment practices violate California and other state automatic renewal laws and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this matter, subject to a cap. The parties have tentatively agreed on a settlement and the Company has recorded a contingent liability. The majority of the Company’s liability is eligible to be paid through third-party insurance and the remaining indemnification from the selling shareholders of PlushCare. The remainder amounted to $1,244 at May 31, 2023.

(b)  Employment Agreements

Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.

(c)  Purchase Obligations

The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to the end of each contract year, September 30, in each of fiscal years 2023 through 2027. If total purchases in a contract year do not meet the portion of the commitment required for that year, the shortfall must be prepaid and can be used for future purchases through September 30, 2027. As of May 31, 2023, the Company has remaining future purchase commitments under this agreement of $30,232.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(11)   Restructuring

During the year ended February 28, 2023, the Company initiated certain measures to accelerate the integration of recent acquisitions through strategic reductions in the Company’s workforce, including increasing hiring in lower cost regions to support its growth, scale, and profitability objectives. As a result, severance expense was recorded for the impacted employees. The Company continued to incur costs associated with these measures during the three months ended May 31, 2023.

The following table summarizes the amount of severance costs included in the consolidated statements of operations:

Three Months Ended May 31,
2023
Cost of revenue, excluding depreciation and amortization	$634
Product and technology	221
Sales and marketing	—
General and administrative	247
Total severance costs	$1,102

The following is a summary of the changes in the severance liabilities related to the workforce reductions. These liabilities are included within accrued compensation on the consolidated balance sheets:

Balance as of February 28, 2023	$3,996
Severance costs	1,102
Cash payments	(2,674)
Balance as of May 31, 2023	$2,424

The Company expects remaining severance-related liabilities to be paid out in cash during fiscal 2024. Additional expenses associated with these restructuring activities are not expected to be material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 28, 2023 included in the Annual Report on Form 10-K. Our fiscal year ends on the last day of February, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.

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

Overview

We provide an advocacy-led, nationwide care delivery service comprised of personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade solutions in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. We also offer expert medical opinion services to commercial customers (which includes employers, health plans, and governmental entities) and virtual primary care and mental health therapy, both directly to consumers and to commercial customers. Our innovative platform combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Health Assistants and clinicians, including primary care physicians, registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, case management specialists, and expert medical opinion providers. We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our platform dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.

Following the addition of the 2nd.MD and Plushcare offerings in 2021, we began integrating our suite of offerings and combining our operations. Subsequently, we announced new solutions and new naming for the solutions to reflect the expanded capabilities of Accolade’s historical navigation and advocacy solutions with our acquired primary care, mental health, and expert medical opinion services. We augment these solutions with artificial intelligence, machine learning, and data-driven recommendations that are based on our expansive clinical expertise and data. The new solution bundles incorporate all of our existing solutions to reflect the evolution and maturation of our offering portfolio. With these changes, our current offerings include:

●	Plus and Connect – A benefits navigation and care solution designed to work with our customers’ existing benefits ecosystem, incorporating elements of all Accolade solutions including Advocacy, Accolade Expert MD, Accolade Care, and the Accolade partner ecosystem. Different offering configurations may also include member services, provider services, and an expanded set of clinical programs that address case and disease management to maximize member engagement and return on investment
●	Accolade Expert MD – Expert medical consultations that connect patients to highly qualified condition-specific specialists for both adult and pediatric care

●	Accolade Care and PlushCare – Integrated primary care and mental health support delivered for both commercial customers and direct consumers
●	Trusted Partner Ecosystem - In addition to Accolade’s owned solutions, we have assembled a roster of high-quality partners whose condition-specific solutions are complementary to our services and capable of delivering additional value to our members and customers or capabilities that meet specific customer needs.
●	Accolade One – A value-based bundle that includes all of the Accolade solutions and the Accolade partner ecosystem with a pricing structure that includes a higher portion of revenues associated with outcomes-based measures

These offerings are the successors to the historical Accolade Total Health and Benefits, Accolade Total Care, Accolade Total Benefits and 2nd.MD solutions. Accolade Total Health and Benefits has historically been our most comprehensive offering and most closely aligns to our “Premier” solution on which the company was founded and from which the majority of our revenues are derived today.

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

For the three months ended May 31, 2023, our total revenue was $93.2 million, representing 9% year-over-year growth compared to total revenue of $85.5 million for the three months ended May 31, 2022. For the three months ended May 31, 2023 and 2022, our net loss was $38.4 million and $342.8 million, respectively. Net loss for the three months ended May 31, 2022 included a goodwill impairment charge of $299.7 million.

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

Factors Affecting Our Performance

The following factors have been important to our business and we expect them to impact our business, results of operations, and financial condition in future periods:

Growth and Retention of Our Customer Base

We believe there is a substantial opportunity to further grow our customer base in our large and under-penetrated market through our sales and marketing strategy. Across our existing customer base and as we acquire new customers, we intend to expand and deepen these relationships. As we build trust through our proven model, we seek to cross-sell our Accolade Expert MD and Accolade Care solutions as well as Accolade partner ecosystem programs. We plan to continue to invest in sales and marketing in order to grow our customer base and increase sales to existing customers. Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.

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

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended
	May 31,
	2023	2022

	(in thousands)
Revenue	$93,226	$85,528
Cost of revenue, excluding depreciation and amortization(1)	54,203	47,615
Operating expenses:
Product and technology(1)	25,899	26,817
Sales and marketing(1)	25,033	25,614
General and administrative(1)	16,080	20,238
Depreciation and amortization	11,640	11,576
Goodwill impairment	—	299,705
Total operating expenses	78,652	383,950
Loss from operations	(39,629)	(346,721)
Interest income (expense), net	921	(634)
Other income (expense)	390	(50)
Loss before income taxes	(38,318)	(346,721)
Income tax benefit (expense)	(91)	3,899
Net loss	$(38,409)	$(342,822)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended
	May 31,
	2023	2022

	(in thousands)
Cost of revenue	$911	$1,128
Product and technology	6,966	7,490
Sales and marketing	3,826	3,989
General and administrative	2,575	6,782
Total stock‑based compensation	$14,278	$19,389

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended
	May 31,
	2023	2022
Revenue	100%	100%
Cost of revenue, excluding depreciation and amortization	58%	56%
Operating expenses:
Product and technology	28%	31%
Sales and marketing	27%	30%
General and administrative	17%	24%
Depreciation and amortization	12%	14%
Goodwill impairment	—%	350%
Total operating expenses	84%	449%
Loss from operations	(43)%	(405)%
Interest income (expense), net	1%	(1)%
Other income (expense)	0%	—%
Loss before income taxes	(41)%	(405)%
Income tax benefit (expense)	(0)%	5%
Net loss	(41)%	(401)%

Comparison of Three Months Ended May 31, 2023 and 2022

Revenue

	For the three months ended
	May 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Revenue	$93,226	$85,528	$7,698	9%

Revenue increased $7.7 million, or 9%, to $93.2 million for the three months ended May 31, 2023, as compared to $85.5 million for the three months ended May 31, 2022. The increase was attributable to revenues derived from growth in the number of customers served during the first quarter of fiscal 2024 as compared to the prior year’s corresponding period. Revenue from access fees decreased $1.5 million, or 2%, to $66.6 million for the three months ended May 31, 2023 as compared to $68.1 million for the three months ended May 31, 2022 primarily due to the loss of a significant customer during fiscal 2023. Revenue from utilization-based fees increased $9.2 million, or 53%, to $26.6 million for the three months ended May 31, 2023 as compared to $17.4 million for the three months ended May 31, 2022.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	May 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$54,203	$47,615	$6,588	14%

Cost of revenue, excluding depreciation and amortization increased $6.6 million, or 14%, to $54.2 million for the three months ended May 31, 2023, as compared to $47.6 million for three months ended May 31, 2022. The increase was primarily driven by $6.4 million in increased personnel and related costs to serve the customer base, which included $0.6 million in severance costs associated with workforce realignment actions taken by management, and $1.4 million in increased costs associated with third-party services and solutions from trusted suppliers, partially offset by a $1.6 million decrease in member outreach reflecting leverage of technology-driven efficiencies in order to digitize member outreach programs.

Operating expenses

	For the three months ended
	May 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$25,899	$26,817	$(918)	(3)%
Sales and marketing	25,033	25,614	(581)	(2)%
General and administrative	16,080	20,238	(4,158)	(21)%
Depreciation and amortization	11,640	11,576	64	1%
Goodwill impairment	—	299,705	(299,705)	(100)%
Total operating expenses	$78,652	$383,950	$(305,298)	(80)%

Product and technology.    Product and technology expense decreased $0.9 million, or 3%, to $25.9 million for the three months ended May 31, 2023, as compared to $26.8 million for the three months ended May 31, 2022. The decrease was primarily driven by decreases in stock-based compensation expense of $0.5 million.

Sales and marketing.    Sales and marketing expense decreased $0.6 million, or 2%, to $25.0 million for the three months ended May 31, 2023, as compared to $25.6 million for the three months ended May 31, 2022. The decrease was primarily driven by $1.9 million in decreased personnel and related costs, partially offset by $1.3 million in increased marketing program costs.

General and administrative.    General and administrative expense decreased $4.2 million, or 21%, to $16.1 million for the three months ended May 31, 2023, as compared to $20.2 million for the three months ended May 31, 2022. The decrease was primarily due to a decrease of $4.2 million in stock-based compensation expense.

Depreciation and amortization.    Depreciation and amortization expense increased $0.1 million, or 1%, to $11.7 million for the three months ended May 31, 2023, as compared to $11.6 million for the three months ended May 31, 2022. The composition of depreciable and amortizable assets has not changed significantly since the first quarter of fiscal 2023.

Goodwill Impairment.    This operating expense represents the impairment charge taken as a result of the goodwill impairment test performed during the first quarter of fiscal 2023.

Interest income (expense), net

	For the three months ended
	May 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Interest income (expense), net	$921	$(634)	$1,555	245%

Interest income (expense), net increased $1.6 million, or 245%, to $0.9 million for the three months ended May 31, 2023, as compared to $(0.6) million for the three months ended May 31, 2022.  The increase was primarily due to an additional $1.6 million of interest income generated from our cash and cash equivalents during the three months ended May 31, 2023 compared to the prior year period.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended
	May 31,
	2023	2022

	(in thousands, except percentages)
Adjusted Gross Profit	$40,568	$39,041
Adjusted Gross Margin	43.5%	45.6%
Adjusted EBITDA	$(12,582)	$(15,367)

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

	For the three months ended
	May 31,
	2023	2022

	(in thousands, except percentages)
Revenue	$93,226	$85,528
Less:
Cost of revenue, excluding depreciation and amortization	(54,203)	(47,615)
Gross profit, excluding depreciation and amortization	39,023	37,913
Add:
Stock‑based compensation, cost of revenue	911	1,128
Severance costs, cost of revenue	634	—
Adjusted Gross Profit	$40,568	$39,041
Gross margin, excluding depreciation and amortization	41.9%	44.3%
Adjusted Gross Margin	43.5%	45.6%

Gross margin, excluding depreciation and amortization, for the three months ended May 31, 2023 and 2022, decreased to 41.9% from 44.3%, respectively, and Adjusted Gross Margin for the three months ended May 31, 2023 and 2022 decreased to 43.5% from 45.6%, respectively. The decreases in gross margin, excluding depreciation and amortization, and Adjusted Gross Margin are driven primarily by timing of recognition of a high gross margin transaction in fiscal 2023 that did not occur in fiscal 2024.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	For the three months ended
	May 31,
	2023	2022

	(in thousands)
Net loss	$(38,409)	$(342,822)
Adjusted for:
Interest expense (income), net	(921)	634
Income tax (benefit) expense	91	(3,899)
Depreciation and amortization	11,640	11,576
Stock‑based compensation	14,278	19,389
Acquisition and integration‑related costs(1)	27	—
Goodwill impairment	—	299,705
Severance costs(2)	1,102	—
Other expense (income)	(390)	50
Adjusted EBITDA	$(12,582)	$(15,367)
(1)	For the three months ended May 31, 2023, acquisition and integration-related costs represent expenses associated with litigation inherited through the PlushCare acquisition. Refer to Note 10 in our consolidated financial statements for further details.
(2)	Severance costs represent expenses associated with workforce realignment actions taken by management.

Liquidity and Capital Resources

We had cash and cash equivalents of $302.9 million as of May 31, 2023. Our cash equivalents are comprised of money market accounts held at banks.

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

We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019. The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.3 million, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $70.5 million as of May 31, 2023. On July 19, 2022, we entered into an amendment to extend the term until July 19, 2024, documented the transition from the prior LIBOR interest rate index to the BSBY rate, and established new minimum covenant revenue targets. The term will automatically be extended to July 19, 2025 if we have at least $200 million in consolidated net cash as of May 31, 2024.

We were in compliance with all such applicable covenants as of May 31, 2023, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the three months ended
	May 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(19,287)	$(30,461)
Net cash used in investing activities	(3,377)	(1,272)
Net cash provided by financing activities	4,451	1,508

Operating Activities.   Net cash used in operating activities decreased by $11.2 million to $19.3 million during the three months ended May 31, 2023 from $30.5 million during the three months ended May 31, 2022, primarily due to timing of deferred revenue and a decrease in accrued compensation.

Investing Activities.    Net cash used in investing activities increased by $2.1 million to $3.4 million during the three months ended May 31, 2023, from $1.3 million during the three months ended May 31, 2023, primarily due to additional capitalized software development costs.

Financing Activities.   Net cash provided by financing activities increased by $2.9 million to $4.5 million during the three months ended May 31, 2023 from $1.5 million during the three months ended May 31, 2022 primarily due to increased proceeds from stock option exercises.

Material Cash Requirements

As of May 31, 2023, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:

●	Principal and interest obligations on convertible debt – As discussed in detail above, the $287.5 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 6 to our consolidated financial statements for more details.
●	Operating leases – We have entered into operating leases, primarily for office space. The amount and composition of our leases have not changed significantly during the three months ended May 31, 2023.
●	Other purchase obligations – We have entered into certain arrangements that include obligations to make significant future purchases. The majority of these purchases are not expected to be made over the next 12 months. See Note 10 to our consolidated financial statements for more details.
●	Other material cash requirements – In addition to the above, our material cash requirements also include compensation and benefits expenses for our employees, severance for terminated employees, expenses for software and third-party services, and other miscellaneous expenses.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended May 31, 2023, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2023 filed with the SEC.

Recently Issued and Adopted Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $302.9 million as of May 31, 2023. Our cash equivalents are comprised primarily of money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

In addition, our 2019 Revolver has a variable interest rate which, if drawn upon, would subject us to risks associated with changes in that interest rate. We had no borrowings under the 2019 Revolver during the three months ended May 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2023. Based on the evaluation of our disclosure controls and procedures as of May 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings that arise in the ordinary course of business. Descriptions of certain legal proceedings to which we are a party are contained in Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company, see the information in Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2023. There have been no material changes to the risk factors previously disclosed in our most recent Form 10-K.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended May 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective as of June 27, 2023, our Board of Directors appointed Colin McHugh as Chief Accounting Officer, the Company’s principal accounting officer. Mr. McHugh, 44, has served as our Senior Vice President, Finance & Controller since June 2022. Prior to that, he served as our Vice President of Finance from February 2017 until June 2022. Prior to joining Accolade, Mr. McHugh was Vice President of Finance at Monetate, Inc. from December 2012 to February 2017. Mr. McHugh began his career at KPMG, LLP and is a licensed CPA. He holds an M.B.A. from the University of Notre Dame and a B.A. in Accounting from St. Joseph’s University.

Mr. McHugh does not have any family relationships with any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. Mr. McHugh is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

ACCOLADE, INC. (Registrant)

Date: June 29, 2023	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: June 29, 2023	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial Officer)

Date: June 29, 2023	By:	/s/ Colin McHugh
Colin McHugh
Chief Accounting Officer (Principal Accounting Officer)