Form 10-Q
period 2023-08-31
Accolade, Inc.
filed 2023-10-04
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023

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

As of September 30, 2023, 76,232,192 shares of the registrant’s common stock were outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)

	August 31,	February 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$292,187	$321,083
Accounts receivable, net	22,114	23,435
Unbilled revenue	3,200	3,260
Current portion of deferred contract acquisition costs	4,474	4,022
Prepaid and other current assets	14,286	14,149
Total current assets	336,261	365,949
Property and equipment, net	17,823	14,763
Operating lease right-of-use assets	26,617	29,525
Goodwill	278,191	278,191
Intangible assets, net	183,689	203,202
Deferred contract acquisition costs	9,077	9,815
Other assets	2,662	1,624
Total assets	$854,320	$903,069
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,098	$10,155
Accrued expenses and other current liabilities	12,575	11,744
Accrued compensation	25,325	39,346
Due to customers	10,128	15,694
Current portion of deferred revenue	47,522	35,191
Current portion of operating lease liabilities	6,355	7,284
Total current liabilities	109,003	119,414
Loans payable, net of unamortized issuance costs	283,162	282,323
Operating lease liabilities	24,249	27,189
Other noncurrent liabilities	165	203
Deferred revenue	97	154
Total liabilities	416,676	429,283

Commitments and Contingencies (note 10)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 76,081,370 and 73,089,075 shares issued and outstanding at August 31, 2023 and February 28, 2023, respectively	8	7
Additional paid-in capital	1,463,164	1,428,073
Accumulated deficit	(1,025,528)	(954,294)
Total stockholders’ equity	437,644	473,786
Total liabilities and stockholders’ equity	$854,320	$903,069

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2023	2022	2023	2022
Revenue	$96,864	$87,643	$190,090	$173,171
Cost of revenue, excluding depreciation and amortization	55,317	49,830	109,520	97,445
Operating expenses:
Product and technology	25,602	26,194	51,501	53,011
Sales and marketing	24,076	24,936	49,109	50,550
General and administrative	16,259	21,020	32,339	41,258
Depreciation and amortization	10,818	11,571	22,458	23,147
Goodwill impairment	—	—	—	299,705
Total operating expenses	76,755	83,721	155,407	467,671
Loss from operations	(35,208)	(45,908)	(74,837)	(391,945)
Interest income (expense), net	1,714	(236)	2,635	(870)
Other income (expense)	753	(130)	1,143	(180)
Loss before income taxes	(32,741)	(46,274)	(71,059)	(392,995)
Income tax benefit (expense)	(84)	(249)	(175)	3,650
Net loss	$(32,825)	$(46,523)	$(71,234)	$(389,345)

Net loss per share, basic and diluted	$(0.43)	$(0.66)	$(0.96)	$(5.54)

Weighted-average common shares outstanding, basic and diluted	75,487,717	70,475,778	74,334,111	70,251,890

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, February 28, 2022	67,098,477	7	1,350,431	(494,644)	855,794
Settlement of acquisition-related contingent consideration	1,939,853	—	—	—	—
Exercise of stock options and vesting of restricted stock units	228,701	—	358	—	358
Issuance of common stock in connection with the employee stock purchase plan	343,310	—	1,788	—	1,788
Stock-based compensation expense	—	—	19,389	—	19,389
Net loss	—	—	—	(342,822)	(342,822)
Balance, May 31, 2022	69,610,341	$7	$1,371,966	$(837,466)	$534,507
Settlement of acquisition-related contingent consideration	1,327,408	—	—	—	—
Exercise of stock options and vesting of restricted stock units	600,628	—	816	—	816
Stock-based compensation expense	—	—	17,514	—	17,514
Net loss	—	—	—	(46,523)	(46,523)
Balance, August 31, 2022	71,538,377	$7	$1,390,296	$(883,989)	$506,314

	Stockholders' Equity (Deficit)
	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, February 28, 2023	73,089,075	7	1,428,073	(954,294)	473,786
Exercise of stock options and vesting of restricted stock units	1,895,163	1	2,530	—	2,531
Issuance of common stock in connection with the employee stock purchase plan	280,162	—	1,992	—	1,992
Stock-based compensation expense	—	—	14,278	—	14,278
Net loss	—	—	—	(38,409)	(38,409)
Balance, May 31, 2023	75,264,400	$8	$1,446,873	$(992,703)	$454,178
Exercise of stock options and vesting of restricted stock units	788,881	—	565	—	565
Release of indemnity shares in connection with acquisition	28,089	—	—	—	—
Stock-based compensation expense	—	—	15,726	—	15,726
Net loss	—	—	—	(32,825)	(32,825)
Balance, August 31, 2023	76,081,370	$8	$1,463,164	$(1,025,528)	$437,644

See accompanying notes to condensed consolidated financial statements

ACCOLADE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended August 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(71,234)	$(389,345)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Goodwill impairment	—	299,705
Depreciation and amortization expense	22,458	23,147
Amortization of deferred contract acquisition costs	2,368	1,713
Deferred income taxes	—	(3,859)
Noncash interest expense	839	838
Stock-based compensation expense	30,004	36,903
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and unbilled revenue	1,381	193
Accounts payable and accrued expenses	(1,565)	3,623
Deferred contract acquisition costs	(2,082)	(3,730)
Deferred revenue and due to customers	6,707	6,403
Accrued compensation	(14,020)	(8,249)
Other liabilities	(1,000)	(474)
Other assets	(1,181)	(322)
Net cash used in operating activities	(27,325)	(33,454)
Cash flows from investing activities:
Capitalized software development costs	(4,698)	(1,499)
Purchases of property and equipment	(1,965)	(1,405)
Net cash used in investing activities	(6,663)	(2,904)
Cash flows from financing activities:
Proceeds from stock option exercises	3,100	1,178
Proceeds from employee stock purchase plan	1,992	1,788
Payment of contingent consideration for acquisition	—	(1,828)
Net cash provided by financing activities	5,092	1,138
Net decrease in cash and cash equivalents	(28,896)	(35,220)
Cash and cash equivalents, beginning of period	321,083	365,853
Cash and cash equivalents, end of period	$292,187	$330,633
Supplemental cash flow information:
Interest paid	$820	$820
Fixed assets and capitalized software included in accounts payable	$99	$429
Other receivable related to stock option exercises	$4	$4
Income taxes paid	$303	$22

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

(b)  Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements and the related footnote disclosures are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim condensed consolidated financial position as of August 31, 2023, the results of its operations for the three and six months ended August 31, 2023 and 2022, and its cash flows for the six months ended August 31, 2023 and 2022. The results for the three and six months ended August 31, 2023 are not necessarily indicative of results to be expected for the year ending February 29, 2024, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 28, 2023.

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

For the three months ended August 31, 2023 and 2022, the Company capitalized $1,765 and $733, respectively, for internal-use software. For the six months ended August 31, 2023 and 2022, the Company capitalized $4,175 and $1,499, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended August 31, 2023 and 2022 was $785 and $289, respectively. Amortization expense related to capitalized internal-use software during the six months ended August 31, 2023 and 2022 was $1,131 and $579, respectively.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(3) Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Access fees	$70,897	$67,878	$137,494	$136,003
Utilization-based fees	25,967	19,765	52,596	37,168
Total	$96,864	$87,643	$190,090	$173,171

As of August 31, 2023, revenue is expected to be recognized from remaining performance obligations as follows:

Fiscal year ending February 28(29),
Remainder of 2024	$105,469
2025	83,146
2026	22,972
2027	6,058
2028	94
Total	$217,739

The expected revenue includes variable fee estimates for the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained.

Significant changes to the contract liability balances during the six months ended August 31, 2023 and 2022 were the result of revenue recognized and net cash received. Significant changes in the deferred revenue balances during the six months ended August 31, 2023 and 2022 were the result of recognized revenue of $34,232 and $29,550, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the six months ended August 31, 2023 and 2022 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.

Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended August 31, 2023 and 2022 was $1,533 and $794, respectively. Revenue related to performance obligations satisfied in prior periods that was recognized during the six months ended August 31, 2023 and 2022 was $2,966 and $2,623, respectively. These amounts relate to the ratable recognition through the minimum contract term of performance obligations satisfied in prior periods related to the Company’s achievement of healthcare cost savings.

Cost to obtain and fulfill a contract

The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying condensed consolidated balance sheets. The Company capitalized commission costs of $1,144 and $2,662 for the three months ended August 31, 2023 and 2022, respectively. The Company capitalized commission costs of $1,786 and $3,500 for the six months ended August 31, 2023 and 2022, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.

Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

other factors. Amortization is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and totaled $821 and $672 for the three months ended August 31, 2023 and 2022, respectively, and $1,659 and $1,264 for the six months ended August 31, 2023 and 2022, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $167 and $144 for the three months ended August 31, 2023 and 2022, respectively, and $274 and $230 for the six months ended August 31, 2023 and 2022, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenue in the Company’s condensed consolidated statements of operations and totaled $252 and $223 for the three months ended August 31, 2023 and 2022, respectively, and $530 and $448 for the six months ended August 31, 2023 and 2022, respectively.

(4)   Goodwill and Intangible Assets

The Company’s goodwill balance at August 31, 2023 and February 28, 2023 was $278,191. The Company recorded a goodwill impairment loss of $299,705 during the prior fiscal year.

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

Intangible assets consisted of the following:

		As of August 31, 2023
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Customer relationships	2 to 20 years	$124,050	$(18,875)	$105,175	17.5
Technology	2 to 5 years	111,526	(56,561)	54,965	2.5
Supplier-based network	5 years	25,000	(12,500)	12,500	2.5
Trade name	10 years	13,700	(3,167)	10,533	7.7
Non-compete agreement	2 to 3 years	9,300	(8,784)	516	0.5
		$283,576	$(99,887)	$183,689

Amortization expense for intangible assets was $9,141 and $10,372 during the three months ended August 31, 2023 and 2022, respectively, and $19,513 and $20,744 during the six months ended August 31, 2023 and 2022, respectively.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(5)   Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	August 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$112,365	$—	$—	$112,365

	February 28, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$99,861	$—	$—	$99,861
United States treasury bills	$39,995	$—	$—	$39,995

The estimated fair value of the convertible senior notes (Note 6) was $239,344 as of August 31, 2023, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

(6)   Debt

(a)  Convertible Senior Notes and Capped Call Options

Convertible Senior Notes

The Notes consisted of the following:

	August 31, 2023	February 28, 2023
Principal	$287,500	$287,500
Unamortized issuance costs	(4,338)	(5,177)
Net carrying amount	$283,162	$282,323

In March 2021, the Company completed a private convertible note offering, pursuant to an Indenture dated as of March 29, 2021 between the Company and U.S. Bank National Association, as trustee (the Indenture), and issued $287,500 of 0.50% Convertible Senior Notes due 2026 (the Notes) that mature in April 2026, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021 and are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company incurred costs of $8,428 in connection with the Notes and the capped calls, of which $8,368 was allocated to the Notes and recorded as a debt discount and $60 was allocated to the capped call and recorded directly to additional paid-in capital. Net proceeds from the issuance of Notes were $279,132, and the Company used $34,443 of the net proceeds to pay the costs of the capped call transactions described below. For the three months ended August 31, 2023 and 2022, the Company recorded interest expense of $781 and $779, respectively, of which $420 and $417, respectively, was associated with the amortization of the debt discount. For the six months ended August 31, 2023 and 2022, the Company recorded interest expense of $1,562 and $1,558, respectively, of which $839 and $834, respectively, was associated with the amortization of debt discount.

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

As of August 31, 2023, none of the conditions of the Notes to early convert have been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of August 31, 2023, the Company was in compliance with all covenants in the Notes.

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

(b)  Revolving Credit Facility

During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility.  Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of August 31, 2023, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,311, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $68,165 as of August 31, 2023. No amounts are outstanding as of August 31, 2023.

The 2019 Revolver term ends on July 19, 2024. The interest rate on the outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index (BSBY) rate plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels.  Interest payments are to be made in installments of one, two, or three months as chosen by the Company.

The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility and have been fully amortized. During the three months ended August 31, 2023 and 2022, the Company recorded interest expense of $51 and $158, respectively, related to the revolving credit facility. During the six months ended August 31, 2023 and 2022, the Company recorded interest expense of $102 and $210, respectively, related to the revolving credit facility.

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

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(c)  Letter of Credit

In addition to the letters of credit outstanding under the 2019 Revolver, the Company had a letter of credit outstanding as of August 31, 2023 to serve as an office landlord security deposit in the amount of $1,170. This letter of credit expires on June 30, 2024.

(7)  Stock-based Compensation

The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended August 31,		Six months ended August 31,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization	$1,202	$1,270	$2,113	$2,398
Product and technology	7,643	5,625	14,609	13,115
Sales and marketing	3,876	4,270	7,702	8,259
General and administrative	3,005	6,349	5,580	13,131
Total stock-based compensation	$15,726	$17,514	$30,004	$36,903

In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan.   The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of August 31, 2023, there was a total of 12,135,039 shares of common stock authorized for issuance under the Incentive Plan, of which 1,006,028 were available for future grants.

(a) Stock Options

The following is a summary of stock option activity under the Incentive Plan:

		Weighted	Weighted
		average	remaining	Aggregate
		exercise	contractual life	intrinsic
	Stock Options	price	in years	value
Balance, February 28, 2023	8,050,519	$10.52
Granted	10,792	14.25
Exercised	(566,940)	5.26
Forfeited	(233,850)	18.07
Balance, August 31, 2023	7,260,521	$10.69	4.4	$39,596

For the three months ended August 31, 2023 and 2022, the Company recognized $1,765 and $2,531 in compensation expense related to stock options, respectively. For the six months ended August 31, 2023 and 2022, the Company recognized $3,980 and $5,223 in compensation expense related to stock options, respectively. As of August 31, 2023, approximately $8,394 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 1.4 years. The aggregate intrinsic value of stock options exercised was $366

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

and $796 for the three months ended August 31, 2023 and 2022, respectively, and $3,498 and $1,145 for the six months ended August 31, 2023 and 2022, respectively.

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

		Weighted	Weighted
		average	remaining	Aggregate
		exercise	contractual life	intrinsic
	Stock Options	price	in years	value
Balance, February 28, 2023	153,608	$1.63
Exercised	(49,944)	$2.12
Forfeited	(1,505)	$2.88
Balance, August 31, 2023	102,159	$1.37	6.0	$1,238

For the three months ended August 31, 2023 and 2022, the Company recognized $720 and $1,212, respectively, in compensation expense related to PlushCare stock options. For the six months ended August 31, 2023 and 2022, the Company recognized $2,060 and $2,456, respectively, in compensation expense related to PlushCare stock options. As of August 31, 2023, approximately $499 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 1.0 years. The aggregate intrinsic value of stock options exercised was $14 and $222 for the three months ended August 31, 2023 and 2022, respectively, and $549 and $483 for the six months ended August 31, 2023 and 2022, respectively.

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

The following is a summary of activity for the six months ended August 31, 2023:

Restricted Stock Units
Balance, February 28, 2023	4,266,990
Granted	3,761,129
Vested	(1,319,146)
Forfeited	(678,973)
Balance, August 31, 2023	6,030,000

For the three months ended August 31, 2023 and 2022, the Company recognized $9,295 and $8,491, respectively, in restricted stock unit compensation expense. For the six months ended August 31, 2023 and 2022, the Company recognized $15,993 and $15,306, respectively, in restricted stock unit compensation expense with $79,266 remaining total

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

unrecognized compensation costs related to these awards as of August 31, 2023. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.4 years. The weighted average grant date fair value of restricted stock units granted during the six months ended August 31, 2023 was $12.34.

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

During fiscal 2023, performance-based restricted stock units were approved to be issued as part of the Company’s fiscal 2023 corporate bonus program. In association with the Company’s fiscal 2023 corporate bonus payout, 747,687 fully-vested RSUs were issued in May 2023.

(d)  Performance Stock Units

During the three months ended August 31, 2023, the Company granted performance stock units (PSUs) to the Company’s named executive officers. These PSUs will vest after the fiscal year ending February 28, 2026 based on achievement of performance metrics for revenue, Adjusted EBITDA, and Gross Dollar Retention for each of the fiscal years 2024, 2025, and 2026. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The number of PSUs that will be issued to executive officers at the end of the performance period will be between 0% and 200% of the grant based on the actual achievement of performance metrics.

The following is a summary of activity for the six months ended August 31, 2023:

Performance Stock Units
Balance, February 28, 2023	—
Granted	276,480
Vested	—
Forfeited	—
Balance, August 31, 2023	276,480

Expense for these awards is recognized using graded amortization. For the three and six months ended August 31, 2023, the Company recognized $73 in PSU expense related to these awards with $3,308 remaining total unrecognized compensation costs related to these awards as of August 31, 2023. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.6 years. The weighted average grant date fair value of PSUs granted during the six months ended August 31, 2023 was $12.23.

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

Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $316 and $274 during the three months ended August 31, 2023 and 2022, respectively, and $784 and $685 during the six months ended August 31, 2023 and 2022, respectively, related to the ESPP.

During the six months ended August 31, 2023 and 2022, employees who elected to participate in the ESPP purchased a total of 280,162 and 343,310 shares of common stock, respectively, resulting in cash proceeds to the Company of $1,992 and $1,788, respectively. ESPP employee payroll contributions accrued as of August 31, 2023 and February 28, 2022 totaled $1,203 and $1,384, respectively, and are included within accrued compensation in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.

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

In connection with the acquisition of PlushCare, certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares vested on the first anniversary of the acquisition date, one third vested on the second anniversary of acquisition date, and one third will vest on the third anniversary of the acquisition date. As of August 31, 2023, there were 268,720 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $3,557 during the three months ended August 31, 2023 and 2022, respectively, and $7,114 during the six months ended August 31, 2023 and 2022, respectively. The unamortized compensation expense of $10,904 will be recognized over a weighted average remaining period of 0.8 years.

(8)   Income Taxes

The provision (benefit) for income taxes consists of provisions for federal, state and foreign income taxes for separate U.S. tax filers and for entities in separate tax jurisdictions. As a result of the Company’s history of net operating losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized. For the three months ended August 31, 2023 and 2022, the Company recorded income tax provision (benefit) of $84 and $249, respectively, which resulted in effective tax rates of (0.2)% and (0.5)%, respectively. For the six months ended August 31, 2023 and 2022, the Company recorded income tax provision (benefit) of $175 and $(3,650), respectively, which resulted in effective tax rates of (0.2)% and 0.9%, respectively.

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

(9)   Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended		Six months ended
	August 31,		August 31,
	2023	2022	2023	2022
Net loss	$(32,825)	$(46,523)	$(71,234)	$(389,345)
Weighted-average common shares outstanding, basic	75,487,717	70,475,778	74,334,111	70,251,890
Net income (loss) per share attributable to common stockholders, basic	$(0.43)	$(0.66)	$(0.96)	$(5.54)

As the Company has reported net losses for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Three months ended		Six months ended
	August 31,		August 31,
	2023	2022	2023	2022
Stock options	7,362,680	8,590,272	7,362,680	8,590,272
Unvested restricted stock units	6,030,000	5,295,247	6,030,000	5,295,247
Unvested performance stock units	276,480	—	276,480	—
Shares issued to 2nd.MD employees and subject to vesting	—	274,224	—	274,224
Shares issued to PlushCare employees and subject to vesting	268,720	537,401	268,720	537,401
Contingent shares in connection with PlushCare acquisition	102,111	102,111	102,111	102,111
Indemnity shares held in escrow in connection with PlushCare acquisition	27,342	27,342	27,342	27,342
Shares to be issued to HealthReveal shareholders upon expiration of indemnification	—	28,089	—	28,089
Convertible Senior Notes	5,700,297	5,700,297	5,700,297	5,700,297
Total	19,767,630	20,554,983	19,767,630	20,554,983

(10)   Commitments and Contingencies

(a)  Legal Proceedings

The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity. As of August 31, 2023, the Company had accruals of $3,500 related to legal matters.

On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint, as amended, alleges that certain of PlushCare’s subscription payment practices violate California and other state automatic renewal laws and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this matter, subject to a cap. The parties agreed to a settlement for $3,700. The court issued a final approval and final judgment

Accolade, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(in thousands except share and per share data) (continued)

in July 2023. The Company paid the settlement in full in September 2023 pursuant to the terms of the court-approved settlement. The majority of the Company’s liability is eligible to be paid through third-party insurance and the remaining indemnification from the selling shareholders of PlushCare. As of August, 31, 2023, the Company had recorded both receivables and a contingent liability for the remaining amount of the settlement on its consolidated balance sheet.

(b)  Employment Agreements

Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.

(c)  Purchase Obligations

The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to the end of each contract year, September 30, in each of fiscal years 2023 through 2027. If total purchases in a contract year do not meet the portion of the commitment required for that year, the shortfall must be prepaid and can be used for future purchases through September 30, 2027. As of August 31, 2023, the Company has remaining future purchase commitments under this agreement of $28,307.

(11)   Restructuring

During the year ended February 28, 2023, the Company initiated certain measures to accelerate the integration of recent acquisitions through strategic reductions in the Company’s workforce, including increasing hiring in lower cost regions to support its growth, scale, and profitability objectives. As a result, severance expense was recorded for the impacted employees. The Company continued to incur costs associated with these measures during the six months ended August 31, 2023.

The following table summarizes the amount of severance costs included in the consolidated statements of operations:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization	$92	$114	$726	$114
Product and technology	(114)	1,194	107	1,194
Sales and marketing	(25)	979	(25)	979
General and administrative	(5)	788	242	788
Total severance costs	$(52)	$3,075	$1,050	$3,075

The following is a summary of the changes in the severance liabilities related to the workforce reductions. These liabilities are included within accrued compensation on the consolidated balance sheets:

Balance as of February 28, 2023	$3,996
Severance costs	1,050
Cash payments	(4,444)
Balance as of August 31, 2023	$602

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

For the three months ended August 31, 2023, our total revenue was $96.9 million, representing 11% year-over-year growth compared to total revenue of $87.6 million for the three months ended August 31, 2022. For the six months ended August 31, 2023, our total revenue was $190.1, representing a 10% year-over-year growth compared to total revenue of $173.2 million for the six months ended August 31, 2022. For the three months ended August 31, 2023 and 2022, our net loss was $32.8 million and $46.5 million, respectively. For the six months ended August 31, 2023 and 2022, our net loss was $71.2 and $389.3 million, respectively. Net loss for the six months ended August 31, 2022 included a goodwill impairment charge of $299.7 million.

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

Goodwill impairment. Goodwill impairment represents impairment charges incurred as a result of goodwill impairment testing.

Results of Operations

The following table presents a summary of our consolidated statements of operations for the periods indicated:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Revenue	$96,864	$87,643	$190,090	$173,171
Cost of revenue, excluding depreciation and amortization(1)	55,317	49,830	109,520	97,445
Operating expenses:
Product and technology(1)	25,602	26,194	51,501	53,011
Sales and marketing(1)	24,076	24,936	49,109	50,550
General and administrative(1)	16,259	21,020	32,339	41,258
Depreciation and amortization	10,818	11,571	22,458	23,147
Goodwill impairment	—	—	—	299,705
Total operating expenses	76,755	83,721	155,407	467,671
Loss from operations	(35,208)	(45,908)	(74,837)	(391,945)
Interest income (expense), net	1,714	(236)	2,635	(870)
Other income (expense)	753	(130)	1,143	(180)
Loss before income taxes	(32,741)	(46,274)	(71,059)	(392,995)
Income tax benefit (expense)	(84)	(249)	(175)	3,650
Net loss	$(32,825)	$(46,523)	$(71,234)	$(389,345)
(1)	The stock-based compensation expense included above was as follows:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Cost of revenue	$1,202	$1,270	$2,113	$2,398
Product and technology	7,643	5,625	14,609	13,115
Sales and marketing	3,876	4,270	7,702	8,259
General and administrative	3,005	6,349	5,580	13,131
Total stock‑based compensation	$15,726	$17,514	$30,004	$36,903

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue, excluding depreciation and amortization	57%	57%	58%	56%
Operating expenses:
Product and technology	26%	30%	27%	31%
Sales and marketing	25%	28%	26%	29%
General and administrative	17%	24%	17%	24%
Depreciation and amortization	11%	13%	12%	13%
Goodwill impairment	—%	—%	—%	173%
Total operating expenses	79%	96%	82%	270%
Loss from operations	(36)%	(52)%	(39)%	(226)%
Interest income (expense), net	2%	(0)%	1%	(1)%
Other income (expense)	1%	(0)%	1%	(0)%
Loss before income taxes	(34)%	(53)%	(37)%	(227)%
Income tax benefit (expense)	(0)%	(0)%	(0)%	2%
Net loss	(34)%	(53)%	(37)%	(225)%

Comparison of Three and Six Months Ended August 31, 2023 and 2022

Revenue

	For the three months ended
	August 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Revenue	$96,864	$87,643	$9,221	11%

Revenue increased $9.2 million, or 11%, to $96.9 million for the three months ended August 31, 2023, as compared to $87.6 million for the three months ended August 31, 2022. The increase was attributable to revenues derived from growth in the number of customers served during the second quarter of fiscal 2024 as compared to the prior year’s corresponding period. Revenue from utilization-based fees increased $6.2 million, or 31%, to $26.0 million for the three months ended August 31, 2023 as compared to $19.8 million for the three months ended August 31, 2022. Revenue from access fees increased $3.0 million, or 4%, to $70.9 million for the three months ended August 31, 2023 as compared to $67.9 million for the three months ended August 31, 2022.

	For the six months ended
	August 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Revenue	$190,090	$173,171	$16,919	10%

Revenue increased $16.9 million, or 10%, to $190.1 million for the six months ended August 31, 2023, as compared to $173.2 million for the six months ended August 31, 2022. The increase was attributable to revenues derived from growth in the number of customers served during the first half of fiscal 2024 as compared to the prior year’s corresponding period. Revenue from utilization-based fees increased $15.4 million, or 42%, to $52.6 million for the six months ended August 31, 2023 as compared to $37.2 million for the six months ended August 31, 2022. Revenue from access fees increased $1.5 million, or 1%, to $137.5 million for the six months ended August 31, 2023 as compared to $136.0 million for the six months ended August 31, 2022.

Cost of revenue, excluding depreciation and amortization

	For the three months ended
	August 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$55,317	$49,830	$5,487	11%

Cost of revenue, excluding depreciation and amortization increased $5.5 million, or 11%, to $55.3 million for the three months ended August 31, 2023, as compared to $49.8 million for three months ended August 31, 2022. The increase was primarily driven by $4.1 million increased personnel and related costs to serve the customer base, which included $0.1 million in severance costs associated with workforce realignment actions taken by management and $1.4 million in increased costs associated with third-party services and solutions from trusted suppliers, partially offset by a $0.7 million decrease in member outreach reflecting leverage of technology-driven efficiencies in order to digitize member outreach programs.

	For the six months ended
	August 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$109,520	$97,445	$12,075	12%

Cost of revenue, excluding depreciation and amortization increased $12.1 million, or 12%, to $109.5 million for the six months ended August 31, 2023, as compared to $97.4 million for six months ended August 31, 2022. The increase was primarily driven by $10.7 million in increased personnel and related costs to serve the customer base, which included $0.7 million in severance costs associated with workforce realignment actions taken by management and $2.9 million in increased costs associated with third-party services and solutions from trusted suppliers, partially offset by a $2.2 million decrease in member outreach reflecting leverage of technology-driven efficiencies in order to digitize member outreach programs.

Operating expenses

	For the three months ended
	August 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$25,602	$26,194	$(592)	(2)%
Sales and marketing	24,076	24,936	(860)	(3)%
General and administrative	16,259	21,020	(4,761)	(23)%
Depreciation and amortization	10,818	11,571	(753)	(7)%
Total operating expenses	$76,755	$83,721	$(6,966)	(8)%

Product and technology.    Product and technology expense decreased $0.6 million, or 2%, to $25.6 million for the three months ended August 31, 2023, as compared to $26.2 million for the three months ended August 31, 2022. The decrease was primarily driven by a $2.1 million decrease in personnel and related costs, which includes $1.3 million of severance costs associated with workforce realignment actions taken by management, partially offset by $2.0 million of increased stock-based compensation expense.

Sales and marketing.    Sales and marketing expense decreased $0.9 million, or 3%, to $24.1 million for the three months ended August 31, 2023, as compared to $24.9 million for the three months ended August 31, 2022. The decrease was primarily driven by $2.7 million in decreased in personnel and related costs, which includes $1.0 million of severance costs associated with workforce realignment actions taken by management, and $0.4 million in decreased stock-based compensation expense, partially offset by $2.3 million in increased marketing program costs.

General and administrative.    General and administrative expense decreased $4.8 million, or 23%, to $16.3 million for the three months ended August 31, 2023, as compared to $21.0 million for the three months ended August 31, 2022. The decrease was primarily due to a decrease of $3.3 million in stock-based compensation expense, $1.7 million decrease in personnel and related costs, which includes $0.8 million of severance costs associated with workforce realignment actions taken by management.

Depreciation and amortization.    Depreciation and amortization expense decreased $0.8 million, or 7%, to $10.8 million for the three months ended August 31, 2023, as compared to $11.6 million for the three months ended August 31, 2022 primarily due to certain intangible assets becoming fully amortized during the period.

	For the six months ended
	August 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Operating expenses:
Product and technology	$51,501	$53,011	$(1,510)	(3)%
Sales and marketing	49,109	50,550	(1,441)	(3)%
General and administrative	32,339	41,258	(8,919)	(22)%
Depreciation and amortization	22,458	23,147	(689)	(3)%
Goodwill impairment	—	299,705	(299,705)	N/A
Total operating expenses	$155,407	$467,671	$(312,264)	(67)%

Product and technology.    Product and technology expense decreased $1.5 million, or 3%, to $51.5 million for the three months ended August 31, 2023, as compared to $53.0 million for the six months ended August 31, 2022. The decrease was primarily driven by $2.2 million of higher capitalized software development costs associated with expanding our product offering features and scalability of our technology platform, $2.1 million in decreased personnel and related costs, which includes $1.1 million of severance costs associated with workforce realignment actions taken by management, partially offset by increased stock-based compensation expense of $1.5 million and $1.3 million in increased software costs associated with tool expansion supporting our integrated product offering and evolution.

Sales and marketing.    Sales and marketing expense decreased $1.4 million, or 3%, to $49.1 million for the six months ended August 31, 2023, as compared to $50.6 million for the six months ended August 31, 2022. The decrease was primarily driven by $4.5 million in decreased personnel and related costs, which includes $1.0 million of severance costs associated with workforce realignment actions taken by management, and $0.6 million in decreased stock-based compensation expense, partially offset by $3.7 million increased marketing spend.

General and administrative.    General and administrative expense decreased $8.9 million, or 22%, to $32.3 million for the six months ended August 31, 2023, as compared to $41.3 million for the six months ended August 31, 2022. The decrease was primarily due to a decrease of $7.6 million in stock-based compensation expense and $2.1 million decrease in personnel and related costs, which includes $0.5 million of severance costs associated with workforce realignment actions taken by management. The decrease in stock-based compensation expense was primarily due to employee transitions to the product and technology organization as part of workforce realignment actions.

Depreciation and amortization.    Depreciation and amortization expense decreased $0.7 million, or 3%, to $22.5 million for the six months ended August 31, 2023, as compared to $23.1 million for the six months ended August 31, 2022 primarily due to certain intangible assets becoming fully amortized during the period.

Interest income (expense), net

	For the three months ended
	August 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Interest income (expense), net	$1,714	$(236)	$1,950	826%

Interest income (expense), net increased $2.0 million, or 826%, to $1.7 million for the three months ended August 31, 2023, as compared to $(0.2) million for the three months ended August 31, 2022.  The increase was primarily due to an additional $1.8 million of interest income generated from our cash and cash equivalents during the three months ended August 31, 2023 compared to the prior year period.

	For the six months ended
	August 31,		Changes
	2023	2022	Amount	%

	(in thousands, except percentages)
Interest income (expense), net	$2,635	$(870)	$3,505	403%

Interest income (expense), net increased $3.5 million, or 403%, to $2.6 million for the six months ended August 31, 2023, as compared to $(0.9) million for the six months ended August 31, 2022.  The increase was primarily due to an additional $3.4 million of interest income generated from our cash and cash equivalents during the six months ended August 31, 2023 compared to the prior year period.

Certain Non-GAAP Financial Measures

We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	For the three months ended		For the six months ended
	August 31,		August 31,
	2023	2022	2023	2022

	(in thousands, except percentages)		(in thousands, except percentages)
Adjusted Gross Profit	$42,841	$39,197	$83,409	$78,238
Adjusted Gross Margin	44.2%	44.7%	43.9%	45.2%
Adjusted EBITDA	$(8,764)	$(13,748)	$(21,346)	$(29,115)

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

	For the three months ended		For the six months ended
	August 31,		August 31,
	2023	2022	2023	2022

	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$96,864	$87,643	$190,090	$173,171
Less:
Cost of revenue, excluding depreciation and amortization	(55,317)	(49,830)	(109,520)	(97,445)
Gross profit, excluding depreciation and amortization	41,547	37,813	80,570	75,726
Add:
Stock‑based compensation, cost of revenue	1,202	1,270	2,113	2,398
Severance costs, cost of revenue	92	114	726	114
Adjusted Gross Profit	$42,841	$39,197	$83,409	$78,238
Gross margin, excluding depreciation and amortization	42.9%	43.1%	42.4%	43.7%
Adjusted Gross Margin	44.2%	44.7%	43.9%	45.2%

Gross margin, excluding depreciation and amortization, for the three months ended August 31, 2023 and 2022, decreased to 42.9% from 43.1%, respectively, and Adjusted Gross Margin for the three months ended August 31, 2023 and 2022 decreased to 44.2% from 44.7%, respectively. Gross margin, excluding depreciation and amortization, for the six months ended August 31, 2023 and 2022, decreased to 42.4% from 43.7%, respectively, and Adjusted Gross Margin for the three months ended August 31, 2023 and 2022 decreased to 43.9% from 45.2%, respectively. The decreases in gross margin, excluding depreciation and amortization, and Adjusted Gross Margin are driven primarily by investments in our frontline care teams, including duplicative staffing costs associated with transitions of staff to new geographic locations which is a result of workforce realignment actions initiated by management in fiscal 2023, as well as timing of recognition of a high gross margin transaction in fiscal 2023 that did not occur in fiscal 2024.

The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net loss	$(32,825)	$(46,523)	$(71,234)	$(389,345)
Adjusted for:
Interest expense (income), net	(1,714)	236	(2,635)	870
Income tax (benefit) expense	84	249	175	(3,650)
Depreciation and amortization	10,818	11,571	22,458	23,147
Stock‑based compensation	15,726	17,514	30,004	36,903
Acquisition and integration‑related costs(1)	(48)	—	(21)	—
Goodwill impairment	—	—	—	299,705
Severance costs(2)	(52)	3,075	1,050	3,075
Other expense (income)	(753)	130	(1,143)	180
Adjusted EBITDA	$(8,764)	$(13,748)	$(21,346)	$(29,115)
(1)	For the three and six months ended August 31, 2023, acquisition and integration-related costs represent expenses associated with litigation inherited through the PlushCare acquisition. Refer to Note 10 in our consolidated financial statements for further details.
(2)	Severance costs represent expenses associated with workforce realignment actions taken by management.

Liquidity and Capital Resources

We had cash and cash equivalents of $292.2 million as of August 31, 2023. Our cash equivalents are comprised of money market accounts held at banks. Management believes the Company’s cash and cash equivalents, plus customer revenues and advances and available borrowings under its debt facility, are sufficient to fund its operations through at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019. The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.3 million, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $68.2 million as of August 31, 2023. On July 19, 2022, we entered into an amendment to extend the term until July 19, 2024, documented the transition from the prior LIBOR interest rate index to the BSBY rate, and established new minimum covenant revenue targets. The term will automatically be extended to July 19, 2025 if we have at least $200 million in consolidated net cash as of May 31, 2024.

We were in compliance with all such applicable covenants as of August 31, 2023, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the six months ended
	August 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(27,325)	$(33,454)
Net cash used in investing activities	(6,663)	(2,904)
Net cash provided by financing activities	5,092	1,138

Operating Activities.   Net cash used in operating activities decreased by $6.1 million to $27.3 million during the six months ended August 31, 2023 from $33.4 million during the six months ended August 31, 2022, primarily due to timing of payables and a decrease in accrued compensation.

Investing Activities.    Net cash used in investing activities increased by $3.8 million to $6.7 million during the six months ended August 31, 2023, from $2.9 million during the six months ended August 31, 2023, primarily due to additional capitalized software development costs.

Financing Activities.   Net cash provided by financing activities increased by $4.0 million to $5.1 million during the six months ended August 31, 2023 from $1.1 million during the six months ended August 31, 2022 primarily due to increased proceeds from stock option exercises.

Material Cash Requirements

As of August 31, 2023, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:

●	Principal and interest obligations on convertible debt – As discussed in detail above, the $287.5 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 6 to our consolidated financial statements for more details.
●	Operating leases – We have entered into operating leases, primarily for office space. The amount and composition of our leases have not changed significantly during the three months ended August 31, 2023.
●	Other purchase obligations – We have entered into certain arrangements that include obligations to make significant future purchases. The majority of these purchases are not expected to be made over the next 12 months. See Note 10 to our consolidated financial statements for more details.
●	Other material cash requirements – In addition to the above, our material cash requirements also include compensation and benefits expenses for our employees, severance for terminated employees, expenses for software and third-party services, and other miscellaneous expenses.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended August 31, 2023, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2023 filed with the SEC.

Recently Issued and Adopted Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $292.2 million as of August 31, 2023. Our cash equivalents are comprised primarily of money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

In addition, our 2019 Revolver has a variable interest rate which, if drawn upon, would subject us to risks associated with changes in that interest rate. We had no borrowings under the 2019 Revolver during the three months ended August 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2023. Based on the evaluation of our disclosure controls and procedures as of August 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended August 31, 2023, we implemented a new accounting enterprise resource planning (ERP) system. As a result of this implementation, we revised certain existing internal controls, processes, and procedures where necessary.

Other than the ERP implementation, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended August 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

On July 20, 2023, Rajeev Singh, our Chief Executive Officer and Chairman of the Board, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The plan is for the sale of up to 250,000 shares and terminates on the earlier of the date all the shares under the plan are sold and April 22, 2024.

On July 21, 2023, Richard Eskew, our EVP, General Counsel, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for (1) the sale of up to 2,400 shares of our common stock in amounts determined in accordance with a formula set forth in the plan and (2) the exercise of non-qualified stock options up to 16,659 shares, the proceeds of which would be used to exercise options and hold up to 30,250 shares. The plan terminates on the earlier of the date all the shares under the plan are sold or exercised, as applicable, and April 19, 2024.

In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of shares of restricted stock and time-vesting or performance-vesting restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of Company shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable shares of restricted stock and time-vesting or performance-vesting restricted stock units and the officer’s termination of service.

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

ACCOLADE, INC. (Registrant)

Date: October 4, 2023	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: October 4, 2023	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial Officer)

Date: October 4, 2023	By:	/s/ Colin McHugh
Colin McHugh
Chief Accounting Officer (Principal Accounting Officer)