Form 10-Q
period 2023-11-30
Accolade, Inc.
filed 2024-01-08
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2023, 77,407,607 shares of the registrant’s common stock were outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)

	November 30, 2023	February 28, 2023
Assets
Current assets:
Cash and cash equivalents	$230,017	$321,083
Accounts receivable, net	23,195	23,435
Unbilled revenue	2,362	3,260
Current portion of deferred contract acquisition costs	4,462	4,022
Prepaid and other current assets	12,054	14,149
Total current assets	272,090	365,949
Property and equipment, net	19,223	14,763
Operating lease right-of-use assets	28,847	29,525
Goodwill	278,191	278,191
Intangible assets, net	174,548	203,202
Deferred contract acquisition costs	9,588	9,815
Other assets	2,984	1,624
Total assets	$785,471	$903,069
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,667	$10,155
Accrued expenses and other current liabilities	8,334	11,744
Accrued compensation	25,911	39,346
Due to customers	9,085	15,694
Current portion of deferred revenue	52,772	35,191
Current portion of operating lease liabilities	6,900	7,284
Total current liabilities	115,669	119,414
Loans payable, net of unamortized issuance costs	208,178	282,323
Operating lease liabilities	26,620	27,189
Other noncurrent liabilities	165	203
Deferred revenue	120	154
Total liabilities	350,752	429,283

Commitments and Contingencies (note 10)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 76,966,368 and 73,089,075 shares issued and outstanding at November 30, 2023 and February 28, 2023, respectively	8	7
Additional paid-in capital	1,481,303	1,428,073
Accumulated deficit	(1,046,592)	(954,294)
Total stockholders’ equity	434,719	473,786
Total liabilities and stockholders’ equity	$785,471	$903,069
See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Revenue	$99,371	$90,946	$289,461	$264,117
Cost of revenue, excluding depreciation and amortization	54,518	50,412	164,038	147,857
Operating expenses:
Product and technology	23,468	24,254	74,969	77,265
Sales and marketing	26,230	25,023	75,339	75,573
General and administrative	15,474	20,037	47,813	61,295
Depreciation and amortization	11,400	11,602	33,858	34,749
Goodwill impairment	—	—	—	299,705
Total operating expenses	76,572	80,916	231,979	548,587
Loss from operations	(31,719)	(40,382)	(106,556)	(432,327)
Interest income (expense), net	1,705	386	4,340	(484)
Other income (expense)	9,281	201	10,424	21
Loss before income taxes	(20,733)	(39,795)	(91,792)	(432,790)
Income tax benefit (expense)	(331)	(77)	(506)	3,573
Net loss	$(21,064)	$(39,872)	$(92,298)	$(429,217)

Net loss per share, basic and diluted	$(0.28)	$(0.56)	$(1.24)	$(6.07)

Weighted-average common shares outstanding, basic and diluted	76,139,256	71,228,351	74,572,094	70,755,157
See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, February 28, 2022	67,098,477	$7	$1,350,431	$(494,644)	$855,794
Settlement of acquisition-related contingent consideration	1,939,853	—	—	—	—
Exercise of stock options and vesting of restricted stock units	228,701	—	358	—	358
Issuance of common stock in connection with the employee stock purchase plan	343,310	—	1,788	—	1,788
Stock-based compensation expense	—	—	19,389	—	19,389
Net loss	—	—	—	(342,822)	(342,822)
Balance, May 31, 2022	69,610,341	$7	$1,371,966	$(837,466)	$534,507
Settlement of acquisition-related contingent consideration	1,327,408	—	—	—	—
Exercise of stock options and vesting of restricted stock units	600,628	—	816	—	816
Stock-based compensation expense	—	—	17,514	—	17,514
Net loss	—	—	—	(46,523)	(46,523)
Balance, August 31, 2022	71,538,377	$7	$1,390,296	$(883,989)	$506,314
Exercise of stock options and vesting of restricted stock units	635,315	—	466	—	466
Issuance of common stock in connection with the employee stock purchase plan	217,035	—	1,139	—	1,139
Stock-based compensation expense	0	—	17,906	—	17,906
Net loss	0	—	—	(39,872)	(39,872)
Balance, November 30, 2022	72,390,727	$7	$1,409,807	$(923,861)	$485,953

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, February 28, 2023	73,089,075	$7	$1,428,073	$(954,294)	$473,786
Exercise of stock options and vesting of restricted stock units	1,895,163	1	2,530	—	2,531
Issuance of common stock in connection with the employee stock purchase plan	280,162	—	1,992	—	1,992
Stock-based compensation expense	—	—	14,278	—	14,278
Net loss	—	—	—	(38,409)	(38,409)
Balance, May 31, 2023	75,264,400	$8	$1,446,873	$(992,703)	$454,178
Exercise of stock options and vesting of restricted stock units	788,881	—	565	—	565
Release of indemnity shares in connection with acquisition	28,089	—	—	—	—
Stock-based compensation expense	—	—	15,726	—	15,726
Net loss	—	—	—	(32,825)	(32,825)
Balance, August 31, 2023	76,081,370	$8	$1,463,164	$(1,025,528)	$437,644
Exercise of stock options and vesting of restricted stock units	652,925	—	908	—	908
Issuance of common stock in connection with the employee stock purchase plan	232,073	—	1,587	—	1,587
Stock-based compensation expense	—	—	15,644	—	15,644
Net loss	—	—	—	(21,064)	(21,064)
Balance, November 30, 2023	76,966,368	$8	$1,481,303	$(1,046,592)	$434,719
See accompanying notes to condensed consolidated financial statements

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended November 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(92,298)	$(429,217)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Goodwill impairment	—	299,705
Depreciation and amortization expense	33,858	34,749
Amortization of deferred contract acquisition costs	4,012	2,592
Deferred income taxes	—	(3,859)
Noncash interest expense	1,236	1,251
Gain on repurchase of convertible notes	(9,268)	—
Stock-based compensation expense	45,648	54,809
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and unbilled revenue	1,138	6,616
Accounts payable and accrued expenses	(133)	244
Deferred contract acquisition costs	(4,224)	(6,428)
Deferred revenue and due to customers	10,937	5,596
Accrued compensation	(13,433)	(3,722)
Other liabilities	(314)	2,030
Other assets	721	(2,512)
Net cash used in operating activities	(22,120)	(38,146)
Cash flows from investing activities:
Capitalized software development costs	(6,475)	(2,914)
Purchases of property and equipment	(3,900)	(1,901)
Net cash used in investing activities	(10,375)	(4,815)
Cash flows from financing activities:
Payments for repurchase of convertible notes	(65,808)	—
Payments for debt extinguishment costs	(355)	—
Proceeds from stock option exercises	4,013	1,646
Proceeds from employee stock purchase plan	3,579	2,927
Payment of contingent consideration for acquisition	—	(1,828)
Net cash provided (used) by financing activities	(58,571)	2,745
Net decrease in cash and cash equivalents	(91,066)	(40,216)
Cash and cash equivalents, beginning of period	321,083	365,853
Cash and cash equivalents, end of period	$230,017	$325,637
Supplemental cash flow information:
Interest paid	$1,590	$1,539
Fixed assets and capitalized software included in accounts payable	$40	$736
Other receivable related to stock option exercises	$1	$—
Income taxes paid	$325	$103
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated financial statements and the related footnote disclosures are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim condensed consolidated financial position as of November 30, 2023, the results of its operations for the three and nine months ended November 30, 2023 and 2022, and its cash flows for the nine months ended November 30, 2023 and 2022. The results for the three and nine months ended November 30, 2023 are not necessarily indicative of results to be expected for the year ending February 29, 2024, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 28, 2023.
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
For the three months ended November 30, 2023 and 2022, the Company capitalized $1,790 and $1,941, respectively, for internal-use software. For the nine months ended November 30, 2023 and 2022, the Company capitalized

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

$5,965 and $3,440, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended November 30, 2023 and 2022 was $806 and $290, respectively. Amortization expense related to capitalized internal-use software during the nine months ended November 30, 2023 and 2022 was $1,937 and $869, respectively.
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
In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, the Company recognizes revenue when control of the promised services is transferred to its customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. Accordingly, the Company determines revenue recognition through the following steps:
•identification of the contract, or contracts with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contracts; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
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
The present value of lease payments is calculated based on:
(1)Lease payments – Lease payments included in the measurement of the lease asset or liability comprise the following: fixed payments (including in-substance fixed payments), and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.
(2)Discount rate – the discount rate is determined based on information available to the Company upon the commencement of the lease. Lessees are required to use the rate implicit in the lease whenever such rate is readily available; however, as the implicit rate in the Company’s leases is generally not readily determinable,

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

the Company generally uses the incremental borrowing rate it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis, over a timeframe similar to the lease term.
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
(j)    Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280). The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires companies with a single reportable segment to provide all disclosures required by Topic 280. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and companies are required to apply the ASU retrospectively to all periods presented. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements and related disclosures.
(3)    Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Access fees	$70,821	$69,965	$208,315	$205,968
Utilization-based fees	28,550	20,981	81,146	58,149
Total	$99,371	$90,946	$289,461	$264,117
As of November 30, 2023, revenue is expected to be recognized from remaining performance obligations as follows:

Fiscal year ending February 28(29),
Remainder of 2024	$61,274
2025	105,764
2026	35,230
2027	10,741
2028	299
2029	$100
Total	$213,408
The expected revenue includes variable fee estimates for access fee revenue during the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained and excludes direct-to-consumer revenues.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

Significant changes to the contract liability balances during the nine months ended November 30, 2023 and 2022 were the result of revenue recognized and net cash received. Significant changes in the deferred revenue balances during the nine months ended November 30, 2023 and 2022 were the result of recognized revenue of $34,547 and $29,993, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the nine months ended November 30, 2023 and 2022 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.
Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended November 30, 2023 and 2022 was $1,234 and $664, respectively. Revenue related to performance obligations satisfied in prior periods that was recognized during the nine months ended November 30, 2023 and 2022 was $4,200 and $3,291, respectively. These amounts relate to the ratable recognition through the minimum contract term of performance obligations satisfied in prior periods related to the Company’s achievement of healthcare cost savings.
Cost to obtain and fulfill a contract
The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying condensed consolidated balance sheets. The Company capitalized commission costs of $1,398 and $2,117 for the three months ended November 30, 2023 and 2022, respectively. The Company capitalized commission costs of $3,184 and $5,617 for the nine months ended November 30, 2023 and 2022, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.
Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and totaled $1,288 and $620 for the three months ended November 30, 2023 and 2022, respectively, and $2,947 and $1,884 for the nine months ended November 30, 2023 and 2022, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.
For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $742 and $581 for the three months ended November 30, 2023 and 2022, respectively, and $1,016 and $811 for the nine months ended November 30, 2023 and 2022, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenue in the Company’s condensed consolidated statements of operations and totaled $536 and $259 for the three months ended November 30, 2023 and 2022, respectively, and $1,066 and $707 for the nine months ended November 30, 2023 and 2022, respectively.
(4)    Goodwill and Intangible Assets
The Company’s goodwill balance at November 30, 2023 and February 28, 2023 was $278,191. The Company recorded a goodwill impairment loss of $299,705 during the prior fiscal year.
Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. During the three months ended November 30, 2023, the Company determined that the decline in the price of its stock, which resulted in a corresponding decline in market capitalization, constituted a triggering event. The Company evaluated whether changes in the Company's market capitalization indicated that the carrying value of goodwill was impaired. As a result of this evaluation, the Company determined that there was no impairment as of November 30, 2023. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s operating income, net assets, and/or the Company’s cost of, or access to, capital.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

Intangible assets consisted of the following:

		As of November 30, 2023
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Customer relationships	2 to 20 years	$124,050	$(20,400)	$103,650	17.2
Technology	2 to 5 years	111,526	(62,326)	49,200	2.3
Supplier-based network	5 years	25,000	(13,750)	11,250	2.3
Trade name	10 years	13,700	(3,510)	10,190	7.4
Non-compete agreement	2 to 3 years	9,300	(9,042)	258	0.3
		$283,576	$(109,028)	$174,548
Amortization expense for intangible assets was $9,141 and $10,372 during the three months ended November 30, 2023 and 2022, respectively, and $28,654 and $31,116 during the nine months ended November 30, 2023 and 2022, respectively.
(5)    Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	November 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$24,863	$—	$—	$24,863

	February 28, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$99,861	$—	$—	$99,861
United States treasury bills	$39,995	$—	$—	$39,995
The estimated fair value of the convertible senior notes (Note 6) was $178,625 as of November 30, 2023, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.
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
As of November 30, 2023, none of the conditions of the Notes to early convert have been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of November 30, 2023, the Company was in compliance with all covenants in the Notes.
The Company concluded the Notes are accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate for the Notes is 1.1%.
Partial Repurchase and Cancellation of Convertible Notes
During November 2023, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $76,459 aggregate principal amount of the Notes for an aggregate cash repurchase price of $66,163, including third-party costs of $355 (the Repurchases). Following the Repurchases, the Company cancelled the repurchased Notes. The repurchase and cancellation of the Notes was accounted for as a debt extinguishment and the resulting gain of $9,268, net of related unamortized issuance costs of $1,078 and accrued interest of $50 that were written-off, has been recorded within other income (expense) on the condensed consolidated statement of operations. After the cancellation, $211,041 aggregate principal amount of the Notes remained outstanding.
The net carrying amount of the Notes was as follows:

	November 30, 2023	February 28, 2023
Principal	$211,041	$287,500
Unamortized issuance costs	(2,863)	(5,177)
Net carrying amount	$208,178	$282,323
For the three months ended November 30, 2023 and 2022, the Company recorded interest expense of $723 and $772, respectively, of which $397 and $413, respectively, was associated with the amortization of the debt discount. For the nine months ended November 30, 2023 and 2022, the Company recorded interest expense of $2,285 and $2,330, respectively, of which $1,236 and $1,247, respectively, was associated with the amortization of debt discount.
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
(b)    Revolving Credit Facility
During July 2019, the Company entered into a revolving credit facility (the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of November 30, 2023, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,208, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $65,399 as of November 30, 2023. No amounts are outstanding as of November 30, 2023.

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
The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility and have been fully amortized. During the three months ended November 30, 2023 and 2022, the Company recorded interest expense of $51 and $51, respectively, related to the revolving credit facility. During the nine months ended November 30, 2023 and 2022, the Company recorded interest expense of $153 and $261, respectively, related to the revolving credit facility.
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
(c)    Letter of Credit
In addition to the letters of credit outstanding under the 2019 Revolver, the Company had a letter of credit outstanding as of November 30, 2023 to serve as an office landlord security deposit in the amount of $1,165. This letter of credit expires on June 30, 2024.
(7)    Stock-based Compensation
The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization	$1,163	$1,247	$3,276	$3,645
Product and technology	7,807	5,930	22,416	19,045
Sales and marketing	3,321	4,513	11,023	12,772
General and administrative	3,353	6,216	8,933	19,347
Total stock-based compensation	$15,644	$17,906	$45,648	$54,809
In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of November 30, 2023, there was a total of 12,135,039 shares of common stock authorized for issuance under the Incentive Plan, of which 1,140,648 were available for future grants.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(a)    Stock Options
The following is a summary of stock option activity under the Incentive Plan:

	Stock Options	Weighted average exercise price	Weighted remaining contractual life in years	Aggregate intrinsic value
Balance, February 28, 2023	8,050,519	$10.52
Granted	10,792	14.25
Exercised	(772,168)	5.03
Forfeited	(264,633)	17.58
Balance, November 30, 2023	7,024,510	$10.86	4.3	$14,281
For the three months ended November 30, 2023 and 2022, the Company recognized $1,661 and $2,766 in compensation expense related to stock options, respectively. For the nine months ended November 30, 2023 and 2022, the Company recognized $5,641 and $7,989 in compensation expense related to stock options, respectively. As of November 30, 2023, approximately $6,746 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 1.3 years. The aggregate intrinsic value of stock options exercised was $653 and $453 for the three months ended November 30, 2023 and 2022, respectively, and $4,151 and $1,598 for the nine months ended November 30, 2023 and 2022, respectively.
(b)    PlushCare Stock Options
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

	Stock Options	Weighted average exercise price	Weighted remaining contractual life in years	Aggregate intrinsic value
Balance, February 28, 2023	153,608	$1.63
Exercised	(65,368)	$1.84
Forfeited	(1,608)	$2.88
Balance, November 30, 2023	86,632	$1.45	4.4	$631
For the three months ended November 30, 2023 and 2022, the Company recognized $155 and $1,072, respectively, in compensation expense related to PlushCare stock options. For the nine months ended November 30, 2023 and 2022, the Company recognized $2,215 and $3,528, respectively, in compensation expense related to PlushCare stock options. As of November 30, 2023, approximately $339 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 0.8 years. The aggregate intrinsic value of stock options exercised was $101 and $152 for the three months ended November 30, 2023 and 2022, respectively, and $650 and $635 for the nine months ended November 30, 2023 and 2022, respectively.
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
The following is a summary of activity for the nine months ended November 30, 2023:

Restricted Stock Units
Balance, February 28, 2023	4,266,990
Granted	3,844,939
Vested	(1,751,419)
Forfeited	(871,384)
Balance, November 30, 2023	5,489,126
For the three months ended November 30, 2023 and 2022, the Company recognized $9,798 and $8,914, respectively, in restricted stock unit compensation expense. For the nine months ended November 30, 2023 and 2022, the Company recognized $25,791 and $24,220, respectively, in restricted stock unit compensation expense with $68,199 remaining total unrecognized compensation costs related to these awards as of November 30, 2023. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.2 years. The weighted average grant date fair value of restricted stock units granted during the nine months ended November 30, 2023 was $12.30.
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
(d)    Performance Stock Units
During the three months ended November 30, 2023, the Company granted performance stock units (PSUs) to the Company’s named executive officers. These PSUs will vest after the fiscal year ending February 28, 2026 based on achievement of performance metrics for revenue, Adjusted EBITDA, and Gross Dollar Retention for each of the fiscal years 2024, 2025, and 2026. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The number of PSUs that will be issued to executive officers at the end of the performance period will be between 0% and 200% of the grant based on the actual achievement of performance metrics.
The following is a summary of activity for the nine months ended November 30, 2023:

Performance Stock Units
Balance, February 28, 2023	—
Granted	276,480
Vested	—
Forfeited	—
Balance, November 30, 2023	276,480
Expense for these awards is recognized using graded amortization. For the three and nine months ended November 30, 2023, the Company recognized $138 and $211 in PSU expense, respectively, related to these awards with $4,035 remaining total unrecognized compensation costs related to these awards as of November 30, 2023. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.5 years. The weighted average grant date fair value of PSUs granted during the nine months ended November 30, 2023 was $12.23.

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
Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $373 and $253 during the three months ended November 30, 2023 and 2022, respectively, and $1,157 and $938 during the nine months ended November 30, 2023 and 2022, respectively, related to the ESPP.
During the nine months ended November 30, 2023 and 2022, employees who elected to participate in the ESPP purchased a total of 512,235 and 560,345 shares of common stock, respectively, resulting in cash proceeds to the Company of $3,579 and $2,927, respectively. ESPP employee payroll contributions accrued as of November 30, 2023 and February 28, 2022 totaled $513 and $1,384, respectively, and are included within accrued compensation in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.
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
In connection with the acquisition of PlushCare, certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares vested on the first anniversary of the acquisition date, one third vested on the second anniversary of acquisition date, and one third will vest on the third anniversary of the acquisition date. As of November 30, 2023, there were 268,720 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $3,519 during the three months ended November 30, 2023 and 2022, respectively, and $10,663 during the nine months ended November 30, 2023 and 2022, respectively. The unamortized compensation expense of $7,385 will be recognized over a weighted average remaining period of 0.5 years.
(8)    Income Taxes
The provision (benefit) for income taxes consists of provisions for federal, state and foreign income taxes for separate U.S. tax filers and for entities in separate tax jurisdictions. As a result of the Company’s history of net operating losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized. For the three months ended November 30, 2023 and 2022, the Company

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

recorded income tax provision (benefit) of $331 and $77, respectively, which resulted in effective tax rates of 1.6% and 0.2%, respectively. For the nine months ended November 30, 2023 and 2022, the Company recorded income tax provision (benefit) of $506 and $(3,573), respectively, which resulted in effective tax rates of 0.6% and (0.8%), respectively.
(9)    Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Net loss	$(21,064)	$(39,872)	$(92,298)	$(429,217)
Weighted-average common shares outstanding, basic	76,139,256	71,228,351	74,572,094	70,755,157
Net income (loss) per share attributable to common stockholders, basic	$(0.28)	$(0.56)	$(1.24)	$(6.07)
As the Company has reported net losses for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Stock options	7,111,142	8,393,611	7,111,142	8,393,611
Unvested restricted stock units	5,489,126	4,825,124	5,489,126	4,825,124
Unvested performance stock units	276,480	—	276,480	—
Shares issued to 2nd.MD employees and subject to vesting	—	274,224	—	274,224
Shares issued to PlushCare employees and subject to vesting	268,720	537,401	268,720	537,401
Contingent shares in connection with PlushCare acquisition	102,111	102,111	102,111	102,111
Indemnity shares held in escrow in connection with PlushCare acquisition	27,342	27,342	27,342	27,342
Shares to be issued to HealthReveal shareholders upon expiration of indemnification	—	28,089	—	28,089
Convertible Senior Notes	4,180,469	5,700,297	4,180,469	5,700,297
Total	17,455,390	19,888,199	17,455,390	19,888,199
(10)    Commitments and Contingencies
(a)    Legal Proceedings
The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity.
On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint, as amended, alleges that certain of PlushCare’s subscription payment practices violate California and other state automatic renewal laws and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this matter, subject to a cap. The parties agreed to a settlement for $3,700. The court issued a final approval and final judgment in July 2023. The Company paid the settlement in full in September 2023 pursuant to the terms of the court-approved settlement. The Company has been reimbursed by third-party insurance for a majority of the liability and the remainder of the liability is subject to indemnification and reimbursement from cash and stock escrows set up as part of the Company's acquisition of PlushCare. The Company recorded receivables on its consolidated balance sheet for these reimbursement amounts as of November 30, 2023.
(b)    Employment Agreements
Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.
(c)    Purchase Obligations
The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to the end of each contract year, September 30, in each of fiscal years 2023 through 2027. If total purchases in a contract year do not meet the portion of the commitment required for that year, the shortfall must be prepaid and can be used for future purchases through September 30, 2027. As of November 30, 2023, the Company has remaining future purchase commitments under this agreement of $25,995.
(11)    Restructuring
During the year ended February 28, 2023, the Company initiated certain measures to accelerate the integration of recent acquisitions through strategic reductions in the Company’s workforce, including increasing hiring in lower cost regions to support its growth, scale, and profitability objectives. As a result, severance expense was recorded for the impacted employees. The Company continued to incur costs associated with these measures during the nine months ended November 30, 2023.
The following table summarizes the amount of severance costs included in the consolidated statements of operations:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Cost of revenue, excluding depreciation and amortization	$(38)	$(1)	$688	$113
Product and technology	(5)	12	102	1,206
Sales and marketing	(102)	(24)	(127)	955
General and administrative	(14)	226	228	1,014
Total severance costs	$(159)	$213	$891	$3,288
The following is a summary of the changes in the severance liabilities related to the workforce reductions. These liabilities are included within accrued compensation on the consolidated balance sheets:

Balance as of February 28, 2023	$3,996
Severance costs	891
Cash payments	(4,811)
Balance as of November 30, 2023	$76
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
Following the addition of the 2nd.MD and PlushCare offerings in 2021, we began integrating our suite of offerings and combining our operations. Subsequently, we announced new solutions and new naming for the solutions to reflect the expanded capabilities of Accolade’s historical navigation and advocacy solutions with our acquired primary care, mental health, and expert medical opinion services. We augment these solutions with artificial intelligence, machine learning, and data-driven recommendations that are based on our expansive clinical expertise and data. The new solution bundles incorporate all of our existing solutions to reflect the evolution and maturation of our offering portfolio. With these changes, our current offerings include:
•Plus and Connect – A benefits navigation and care solution designed to work with our customers’ existing benefits ecosystem, incorporating elements of all Accolade solutions including Advocacy, Accolade Expert MD, Accolade Care, and the Accolade partner ecosystem. Different offering configurations may also include member services, provider services, and an expanded set of clinical programs that address case and disease management to maximize member engagement and return on investment
•Accolade Expert MD – Expert medical consultations that connect patients to highly qualified condition-specific specialists for both adult and pediatric care
•Accolade Care and PlushCare – Integrated primary care and mental health support delivered for both commercial customers and direct consumers
•Trusted Partner Ecosystem - In addition to Accolade’s owned solutions, we have assembled a roster of high-quality partners whose condition-specific solutions are complementary to our services and capable of delivering additional value to our members and customers or capabilities that meet specific customer needs.

•Accolade One – A value-based bundle that includes all of the Accolade solutions and the Accolade partner ecosystem with a pricing structure that includes a higher portion of revenues associated with outcomes-based measures
These offerings are the successors to the historical Accolade Total Health and Benefits, Accolade Total Care, Accolade Total Benefits and 2nd.MD solutions. Accolade Total Health and Benefits has historically been our most comprehensive offering and most closely aligns to our “Premier” solution on which the company was founded and from which the majority of our revenues are derived today.
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
For the three months ended November 30, 2023, our total revenue was $99.4 million, representing 9% year-over-year growth compared to total revenue of $90.9 million for the three months ended November 30, 2022. For the nine months ended November 30, 2023, our total revenue was $289.5 million, representing 10% year-over-year growth compared to total revenue of $264.1 million for the nine months ended November 30, 2022. For the three months ended November 30, 2023 and 2022, our net loss was $21.1 million and $39.9 million, respectively. For the nine months ended November 30, 2023 and 2022, our net loss was $92.3 million and $429.2 million, respectively. Net loss for the nine months ended November 30, 2022 included a goodwill impairment charge of $299.7 million.
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
Sales and marketing. Sales and marketing expenses consist of personnel expenses, including sales commissions for our direct sales force and our market and business development workforce, as well as digital marketing costs, promotional costs, customer conferences, public relations, other marketing events, and allocated overhead costs. Sales and marketing expenses also include advertising and digital media costs associated with our efforts to acquire new consumer customers and build awareness for our direct-to-consumer offering. Personnel expenses include salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors. We expect sales and marketing expense to increase in absolute dollars but remain relatively stable as a percentage of revenue over time.
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
Goodwill impairment. Goodwill impairment represents impairment charges incurred as a result of goodwill impairment testing.
Results of Operations
The following table presents a summary of our consolidated statements of operations for the periods indicated:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Revenue	$99,371	$90,946	$289,461	$264,117
Cost of revenue, excluding depreciation and amortization(1)	54,518	50,412	164,038	147,857
Operating expenses:
Product and technology(1)	23,468	24,254	74,969	77,265
Sales and marketing(1)	26,230	25,023	75,339	75,573
General and administrative(1)	15,474	20,037	47,813	61,295
Depreciation and amortization	11,400	11,602	33,858	34,749
Goodwill impairment	—	—	—	299,705
Total operating expenses	76,572	80,916	231,979	548,587
Loss from operations	(31,719)	(40,382)	(106,556)	(432,327)
Interest income (expense), net	1,705	386	4,340	(484)
Other income (expense)	9,281	201	10,424	21
Loss before income taxes	(20,733)	(39,795)	(91,792)	(432,790)
Income tax benefit (expense)	(331)	(77)	(506)	3,573
Net loss	$(21,064)	$(39,872)	$(92,298)	$(429,217)
_______________________________________________________
(1)The stock-based compensation expense included above was as follows:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization	$1,163	$1,247	$3,276	$3,645
Product and technology	7,807	5,930	22,416	19,045
Sales and marketing	3,321	4,513	11,023	12,772
General and administrative	3,353	6,216	8,933	19,347
Total stock‑based compensation	$15,644	$17,906	$45,648	$54,809

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue, excluding depreciation and amortization	55%	55%	57%	56%
Operating expenses:
Product and technology	24%	27%	26%	29%
Sales and marketing	26%	28%	26%	29%
General and administrative	16%	22%	17%	23%
Depreciation and amortization	11%	13%	12%	13%
Goodwill impairment	—%	—%	—%	113%
Total operating expenses	77%	89%	80%	208%
Loss from operations	(32)%	(44)%	(37)%	(164)%
Interest income (expense), net	2%	—%	1%	—%
Other income (expense)	9%	—%	4%	—%
Loss before income taxes	(21)%	(44)%	(32)%	(164)%
Income tax benefit (expense)	—%	—%	—%	1%
Net loss	(21)%	(44)%	(32)%	(163)%
Comparison of Three and Nine Months Ended November 30, 2023 and 2022
Revenue

	Three months ended November 30,		Changes
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue	$99,371	$90,946	$8,425	9%
Revenue increased $8.4 million, or 9%, to $99.4 million for the three months ended November 30, 2023, as compared to $90.9 million for the three months ended November 30, 2022. The increase was attributable to revenues derived from growth in the number of customers served and higher utilization of our services during the third quarter of fiscal 2024 as compared to the prior year’s corresponding period. Revenue from utilization-based fees increased $7.6 million, or 36%, to $28.6 million for the three months ended November 30, 2023 as compared to $21.0 million for the three months ended November 30, 2022. Revenue from access fees increased $0.9 million, or 1%, to $70.8 million for the three months ended November 30, 2023 as compared to $70.0 million for the three months ended November 30, 2022. The increase in access fee revenue reflects revenues associated with new customers, partially offset by the loss of a significant customer which represented $6.3 million of revenue in the prior year period.

	Nine months ended November 30,		Changes
	2023	2022	Amount	%
	(in thousands, except percentages)
Revenue	$289,461	$264,117	$25,344	10%
Revenue increased $25.3 million, or 10%, to $289.5 million for the nine months ended November 30, 2023, as compared to $264.1 million for the nine months ended November 30, 2022. The increase was attributable to revenues derived from growth in the number of customers served and higher utilization of our services during the first nine months of fiscal 2024 as compared to the prior year’s corresponding period. Revenue from utilization-based fees increased $23.0 million, or 40%, to $81.1 million for the nine months ended November 30, 2023 as compared to $58.1 million for the nine months ended November 30, 2022. Revenue from access fees increased $2.3 million, or 1%, to $208.3 million for the nine months ended November 30, 2023 as compared to $206.0 million for the nine months ended November 30, 2022. The increase in access fee revenue reflects revenues associated with new customers, partially offset by the loss of a significant customer which represented $19.9 million of revenue in the prior year period.
Cost of revenue, excluding depreciation and amortization

	Three months ended November 30,		Changes
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$54,518	$50,412	$4,106	8%
Cost of revenue, excluding depreciation and amortization increased $4.1 million, or 8%, to $54.5 million for the three months ended November 30, 2023, as compared to $50.4 million for three months ended November 30, 2022. The increase was primarily driven by $3.4 million in increased personnel and related costs to serve the customer base and $1.4 million in increased costs associated with third-party services and solutions from trusted suppliers, partially offset by a $0.2 million decrease in member outreach costs, reflecting leverage of technology-driven efficiencies in order to digitize member outreach programs.

	Nine months ended November 30,		Changes
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$164,038	$147,857	$16,181	11%
Cost of revenue, excluding depreciation and amortization increased $16.2 million, or 11%, to $164.0 million for the nine months ended November 30, 2023, as compared to $147.9 million for nine months ended November 30, 2022. The increase was primarily driven by $14.0 million in increased personnel and related costs to serve the customer base, which included $0.6 million in severance costs associated with workforce realignment actions taken by management, and $4.3 million in increased costs associated with third-party services and solutions from trusted suppliers, partially offset by a $2.5 million decrease in member outreach costs, reflecting leverage of technology-driven efficiencies in order to digitize member outreach programs.
Operating expenses

	Three months ended November 30,		Changes
	2023	2022	Amount	%
	(in thousands, except percentages)
Operating expenses:
Product and technology	$23,468	$24,254	$(786)	(3)%
Sales and marketing	26,230	25,023	1,207	5%
General and administrative	15,474	20,037	(4,563)	(23)%
Depreciation and amortization	11,400	11,602	(202)	(2)%
Total operating expenses	$76,572	$80,916	$(4,344)	(5)%
Product and technology. Product and technology expense decreased $0.8 million, or 3%, to $23.5 million for the three months ended November 30, 2023, as compared to $24.3 million for the three months ended November 30, 2022. The decrease was primarily driven by a $2.3 million decrease in personnel and related costs and $0.6 million of higher capitalized software development costs associated with expanding our product offering features and scalability of our technology platform, partially offset by $1.9 million of increased stock-based compensation expense and $0.3 million in increased software costs associated with tool expansion supporting our integrated product offering and evolution.
Sales and marketing. Sales and marketing expense increased $1.2 million, or 5%, to $26.2 million for the three months ended November 30, 2023, as compared to $25.0 million for the three months ended November 30, 2022. The increase was primarily driven by a net increase of $4.4 million in marketing programs and customer acquisition costs, partially offset by $1.9 million in decreased personnel and related costs, and $1.2 million in decreased stock-based compensation expense.
General and administrative. General and administrative expense decreased $4.6 million, or 23%, to $15.5 million for the three months ended November 30, 2023, as compared to $20.0 million for the three months ended November 30, 2022. The decrease was primarily due to a decrease of $2.9 million in stock-based compensation expense and a $1.6 million decrease in personnel and related costs, which includes $0.2 million of severance costs associated with workforce realignment actions taken by management.
Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 2%, to $11.4 million for the three months ended November 30, 2023, as compared to $11.6 million for the three months ended November 30, 2022 primarily due to certain intangible assets becoming fully amortized during the last year.

	Nine months ended November 30,		Changes
	2023	2022	Amount	%
	(in thousands, except percentages)
Operating expenses:
Product and technology	$74,969	$77,265	$(2,296)	(3)%
Sales and marketing	75,339	75,573	(234)	—%
General and administrative	47,813	61,295	(13,482)	(22)%
Depreciation and amortization	33,858	34,749	(891)	(3)%
Goodwill impairment	—	299,705	(299,705)	(100)%
Total operating expenses	$231,979	$548,587	$(316,608)	(58)%
Product and technology. Product and technology expense decreased $2.3 million, or 3%, to $75.0 million for the nine months ended November 30, 2023, as compared to $77.3 million for the nine months ended November 30, 2022. The decrease was primarily driven by $4.5 million in decreased personnel and related costs, which includes $1.1 million of severance costs associated with workforce realignment actions taken by management, and $2.8 million of higher capitalized software development costs associated with expanding our product offering features and scalability of our technology platform, partially offset by $3.4 million in increased stock-based compensation expense and $1.4 million in increased software costs associated with tool expansion supporting our integrated product offering and evolution.
Sales and marketing. Sales and marketing expense decreased $0.2 million, or 0%, to $75.3 million for the nine months ended November 30, 2023, as compared to $75.6 million for the nine months ended November 30, 2022. The decrease was primarily driven by $6.3 million in decreased personnel and related costs, which includes $1.1 million of severance costs associated with workforce realignment actions taken by management, and $1.7 million in decreased stock-based compensation expense, partially offset by $8.0 million in net increased marketing and customer acquisition costs.
General and administrative. General and administrative expense decreased $13.5 million, or 22%, to $47.8 million for the nine months ended November 30, 2023, as compared to $61.3 million for the nine months ended November 30, 2022. The decrease was primarily due to a decrease of $10.4 million in stock-based compensation expense and a $3.8 million decrease in personnel and related costs, which includes $0.8 million of severance costs associated with workforce realignment actions taken by management. The decrease in stock-based compensation expense was primarily due to employee transitions to the product and technology organization as part of workforce realignment actions.
Depreciation and amortization. Depreciation and amortization expense decreased $0.9 million, or 3%, to $33.9 million for the nine months ended November 30, 2023, as compared to $34.7 million for the nine months ended November 30, 2022 primarily due to certain intangible assets becoming fully amortized during the period.

Interest income (expense), net

	Three months ended November 30,		Changes
	2023	2022	Amount	%
	(in thousands, except percentages)
Interest income (expense), net	$1,705	$386	$1,319	342%
Interest income (expense), net increased $1.3 million, or 342%, to $1.7 million for the three months ended November 30, 2023, as compared to $0.4 million for the three months ended November 30, 2022. The increase was primarily due to an additional $1.3 million of interest income generated from our cash and cash equivalents during the three months ended November 30, 2023 compared to the prior year period.

	Nine months ended November 30,		Changes
	2023	2022	Amount	%
	(in thousands, except percentages)
Interest income (expense), net	$4,340	$(484)	$4,824	997%
Interest income (expense), net increased $4.8 million, or 997%, to $4.3 million for the nine months ended November 30, 2023, as compared to $(0.5) million for the nine months ended November 30, 2022. The increase was primarily due to an additional $4.7 million of interest income generated from our cash and cash equivalents during the nine months ended November 30, 2023 compared to the prior year period.
Other income (expense)

	Three months ended November 30,		Changes
	2023	2022	Amount	%
	(in thousands, except percentages)
Other income (expense)	$9,281	$201	$9,080	4,517%
Other income (expense) increased $9.1 million, or 4,517%, to $9.3 million for the three months ended November 30, 2023, as compared to $0.2 million for the three months ended November 30, 2022. The increase was primarily due to a net gain of $9.3 million on the repurchase and cancellation of convertible notes during the three months ended November 30, 2023 compared to the prior year period.

	Nine months ended November 30,		Changes
	2023	2022	Amount	%
	(in thousands, except percentages)
Other income (expense)	$10,424	$21	$10,403	49,538%
Other income (expense) increased $10.4 million, or 49,538%, to $10.4 million for the nine months ended November 30, 2023, as compared to $0.0 million for the nine months ended November 30, 2022. The increase was primarily due to a net gain of $9.3 million on the repurchase and cancellation of convertible notes during the nine months ended November 30, 2023 compared to the prior year period.
Certain Non-GAAP Financial Measures
We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
	(in thousands, except percentages)		(in thousands, except percentages)
Adjusted Gross Profit	$45,978	$41,781	$129,387	$120,019
Adjusted Gross Margin	46.3%	45.9%	44.7%	45.4%
Adjusted EBITDA	$(4,626)	$(10,222)	$(25,972)	$(39,337)

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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) adjusted to exclude interest expense (income), net, income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition and integration-related costs, goodwill impairment, change in fair value of contingent consideration, severance costs, and other expense (income). Severance costs include severance payments related to the realignment of our resources. Other expense (income) includes debt extinguishment gain or loss and foreign exchange gain or loss. We believe Adjusted EBITDA provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this measure generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance.
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

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$99,371	$90,946	$289,461	$264,117
Less:
Cost of revenue, excluding depreciation and amortization	(54,518)	(50,412)	(164,038)	(147,857)
Gross profit, excluding depreciation and amortization	44,853	40,534	125,423	116,260
Add:
Stock‑based compensation, cost of revenue	1,163	1,247	3,276	3,645
Severance costs, cost of revenue	(38)	(1)	688	113
Adjusted Gross Profit	$45,978	$41,781	$129,387	$120,019
Gross margin, excluding depreciation and amortization	45.1%	44.6%	43.3%	44.0%
Adjusted Gross Margin	46.3%	45.9%	44.7%	45.4%
Gross margin, excluding depreciation and amortization, for the three months ended November 30, 2023 and 2022, increased to 45.1% from 44.6%, respectively, and Adjusted Gross Margin for the three months ended November 30, 2023 and 2022 increased to 46.3% from 45.9%, respectively. Gross margin, excluding depreciation and amortization, for the nine months ended November 30, 2023 and 2022, decreased to 43.3% from 44.0%, respectively, and Adjusted Gross Margin for the nine months ended November 30, 2023 and 2022 decreased to 44.7% from 45.4%, respectively. The increases in gross margin, excluding depreciation and amortization, and Adjusted Gross Margin during the three months ended November 30, 2023 were primarily due to revenue recognized on earlier achievement of certain performance metrics in fiscal 2024 compared to fiscal 2023. The decreases in gross margin, excluding depreciation and amortization, and Adjusted Gross Margin during the nine months ended November 30, 2023 were driven primarily by investments in our frontline care teams, including duplicative staffing costs associated with transitions of staff to new geographic locations which is a result of workforce realignment actions initiated by management in fiscal 2023, as well as timing of recognition of a high gross margin transaction in fiscal 2023 that did not occur in fiscal 2024.
The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(21,064)	$(39,872)	$(92,298)	$(429,217)
Adjusted for:
Interest expense (income), net	(1,705)	(386)	(4,340)	484
Income tax (benefit) expense	331	77	506	(3,573)
Depreciation and amortization	11,400	11,602	33,858	34,749
Stock‑based compensation	15,644	17,906	45,648	54,809
Acquisition and integration‑related costs(1)	208	439	187	439
Goodwill impairment	—	—	—	299,705
Severance costs(2)	(159)	213	891	3,288
Other expense (income)(3)	(9,281)	(201)	(10,424)	(21)
Adjusted EBITDA	$(4,626)	$(10,222)	$(25,972)	$(39,337)
(1)For the three and nine months ended November 30, 2023 and 2022, acquisition and integration-related costs represent expenses associated with litigation inherited through the PlushCare acquisition. Refer to Note 10 in our consolidated financial statements for further details.
(2)Severance costs represent expenses associated with workforce realignment actions taken by management.
(3)For the three and nine months ended November 30, 2023, other expense (income) includes a gain on extinguishment of debt.
Liquidity and Capital Resources
We had cash and cash equivalents of $230.0 million as of November 30, 2023. Our cash equivalents are comprised of money market accounts held at banks. Management believes the Company’s cash and cash equivalents, plus customer revenues and advances and available borrowings under its debt facility, are sufficient to fund its operations through at least the next 12 months from the issuance of these condensed consolidated financial statements.
Our Debt Arrangements
In March 2021, we issued an aggregate of $287.5 million principal amount of 0.50% Convertible Senior Notes due 2026 (the Notes), including the exercise in full by the initial purchasers of their option to purchase up to an additional $37.5 million aggregate principal amount of the Notes, pursuant to an Indenture dated as of March 29, 2021 (the Indenture), between us and U.S. Bank National Association, as trustee. During November 2023, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $76.5 million aggregate principal amount of the Notes for an aggregate cash repurchase price of $66.2 million. We subsequently cancelled the repurchased Notes. After the cancellation, $211.0 million aggregate principal amount of the Notes remained outstanding. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019. The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.3 million, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $65.4 million as of November 30, 2023. On July 19, 2022, we entered into an amendment to extend the term until July 19, 2024, documented the transition from the prior LIBOR interest rate index to the BSBY rate, and established new minimum covenant revenue targets. The term will automatically be extended to July 19, 2025 if we have at least $200 million in consolidated net cash as of May 31, 2024.
We were in compliance with all such applicable covenants as of November 30, 2023, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended November 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(22,120)	$(38,146)
Net cash used in investing activities	(10,375)	(4,815)
Net cash provided (used) by financing activities	(58,571)	2,745
Operating Activities. Net cash used in operating activities decreased by $16.0 million to $22.1 million during the nine months ended November 30, 2023 from $38.1 million during the nine months ended November 30, 2022, primarily due to decreased accrued compensation.
Investing Activities. Net cash used in investing activities increased by $5.6 million to $10.4 million during the nine months ended November 30, 2023, from $4.8 million during the nine months ended November 30, 2022, primarily due to higher capitalized software development costs.
Financing Activities. Net cash provided (used) by financing activities decreased by $61.3 million to $(58.6) million during the nine months ended November 30, 2023 from $2.7 million during the nine months ended November 30, 2022 primarily due to the repurchase of convertible notes.
Material Cash Requirements
As of November 30, 2023, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:
•Principal and interest obligations on convertible debt – As discussed in detail above, the $211.0 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 6 to our consolidated financial statements for more details.
•Operating leases – We have entered into operating leases, primarily for office space. The amount and composition of our leases have not changed significantly during the three months ended November 30, 2023.
•Other purchase obligations – We have entered into certain arrangements that include obligations to make significant future purchases. The majority of these purchases are not expected to be made over the next 12 months. See Note 10 to our consolidated financial statements for more details.
•Other material cash requirements – In addition to the above, our material cash requirements also include compensation and benefits expenses for our employees, severance for terminated employees, expenses for software and third-party services, and other miscellaneous expenses.

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended November 30, 2023, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 28, 2023 filed with the SEC.
Recently Issued and Adopted Accounting Pronouncements
For more information on recently issued accounting pronouncements, see Note 2 in the accompanying Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $230.0 million as of November 30, 2023. Our cash equivalents are comprised primarily of money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
In addition, our 2019 Revolver has a variable interest rate which, if drawn upon, would subject us to risks associated with changes in that interest rate. We had no borrowings under the 2019 Revolver during the three months ended November 30, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2023. Based on the evaluation of our disclosure controls and procedures as of November 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
For a discussion of potential risks and uncertainties related to our Company, see the information in Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2023. There have been no material changes to the risk factors previously disclosed in our most recent Form 10-K, except as noted below:
Increased regulatory scrutiny and issues relating to the responsible use of our technologies, including Artificial Intelligence (AI) in our offerings, may result in reputational or financial harm and liability.
Concerns relating to the responsible use of new and evolving technologies, such as AI, in our products and services may result in reputational or financial harm and liability and may cause us to incur costs to resolve such issues. Various federal and state level legislation may impact the use of evolving technologies such as AI. We are increasingly building AI capabilities into our products and services. Such legislation and/or industry or customer resistance to the use of AI due to emerging legal, social, and ethical issues presents risks and challenges that could affect its adoption, and therefore our business and ability to scale. If we implement and use AI in a manner that violates such legislation, including various privacy and discrimination laws, customer policies, or causes direct harm to our members, we may experience brand or reputational harm, competitive harm or legal liability. Complying with multiple regulations from different jurisdictions related to AI, including any U.S. regulation adopted in response to the Biden administration’s Executive Order on AI, could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations.

Changes in AI-related regulation could disproportionately impact and disadvantage us as we expand our deployment of AI, and require us to change our business practices, which may negatively impact our financial results. Our failure to address concerns and regulation relating to the responsible use of AI by us or our third party service providers could undermine public confidence in AI and slow adoption of AI in our products and services or cause reputational or financial harm.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended November 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the Company's fiscal quarter ended November 30, 2023, none of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

_______________________________________________________
†We have omitted schedules and similar attachments to the subject agreement pursuant to Item 601 of Regulation S-K. We will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
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

ACCOLADE, INC. (Registrant)

Date: January 8, 2024	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: January 8, 2024	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial Officer)

Date: January 8, 2024	By:	/s/ Colin McHugh
Colin McHugh
Chief Accounting Officer (Principal Accounting Officer)