Form 10-K
period 2024-02-29
Accolade, Inc.
filed 2024-04-26
CIK 1481646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $926.1 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Select Market reported for such date. Excludes an aggregate of 7,428,455 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of April 19, 2024, 78,356,908 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2024 Annual Meeting of Stockholders.

ACCOLADE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
•We derive a significant portion of our revenue from our largest customers. The loss of any of these customers, or renegotiation of any of our contracts with these customers, could negatively impact our results.
•We have a limited operating history with some of our current offerings which makes it difficult to evaluate our current and future business prospects and increases the risk of your investment.
•Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

•Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
•Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality and due to the fact that a portion of our revenue is subject to the achievement of performance metrics and healthcare cost savings.
•If we fail to effectively manage our growth and organizational change, our mission-driven culture could be impacted, and our business could be harmed.
•If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Care Advocates, clinical, including primary care physicians and medical specialists, and various product and technology roles, our business could be adversely affected.
•We have and may again in the future acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition, and results of operations.
•We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.
•Macroeconomic factors including inflation and geopolitical risk may result in decreases to the workforces of, or benefits spending by, our customers which would impact our operational and financial performance.
•If we fail to comply with healthcare laws and regulations, we could face substantial penalties and our business could be harmed.
•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, results of operations, and stock price.

Part I
Item 1.    Business
Our Mission
At Accolade, we envision a world where every person can live their “healthiest life” — a concept that encompasses physical, emotional, financial, and professional wellness. Our mission is to empower people through expertise, empathy, and technology to make the best decisions for their health and well-being.
Business Overview
Accolade enables our members to receive the right healthcare for their individual needs. We call it Personalized Healthcare. Accolade solutions are personal, data driven, and value based to provide a healthcare experience that helps people better understand, navigate, and utilize the healthcare system and workplace benefits. Our customers are primarily employers that deploy Accolade solutions in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. We also offer expert medical opinion services to commercial customers (which includes employers, health plans, and governmental entities) and virtual primary care and mental health support, both directly to consumers and to commercial customers. Our innovative platform, which we call our True Health Engine, combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Care Advocates and clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, case management specialists, expert medical opinion providers, and primary care physicians. We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our True Health Engine dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.
The U.S. healthcare system is complex and places significant strain on consumers, who struggle to effectively use their healthcare and benefits, make informed decisions about their health, and navigate the fragmented network of providers and third-party benefit programs. Healthcare consumers face challenges finding providers and scheduling appointments, physicians oftentimes do not have complete data to understand the longitudinal needs of each patient, and access to appropriate care and the quality of available care varies widely based on a number of reasons commonly referred to as Health Equity, including economic, social, and geographic. Collectively, we refer to these challenges as the Physician Gap. We designed our solutions to close this Physician Gap by following a clinical model that emphasizes both contextual and concordant care – healthcare that takes into account a person’s lifelong healthcare experience delivered by a team of people who understand their individual need. This approach also takes into account the numerous social determinants of health, such as social, economic, race, and geographic barriers that impact the quality and accessibility of healthcare. Healthcare payors, including managed care companies, the government, employers, and consumers, face significant and rising costs. For large employers in particular, the direct costs are substantial: the total annual employer cost for healthcare is estimated at more than $10,000 per employee. Employers also bear indirect costs in the form of absenteeism, decreased productivity, and diminished morale, all potentially intensified during times when their employees are forced to work remotely due to threats to public health. Despite the significant and growing spend on care, health outcomes are not improving, and misaligned incentives among key constituents thwart meaningful change. A suboptimal consumer experience persists.
We believe the most effective way to improve health outcomes and control cost is to close the Physician Gap and help consumers make better, data-driven healthcare and benefits-related decisions. Based on this belief, we have developed a differentiated platform to support and influence consumer decision-making that is built on a foundation of mission-driven people and purpose-built technology:
•Accolade Care Advocates. Our Accolade Care Advocates are highly trained professionals, enabled by advanced data and technology, who develop trusted ongoing relationships with our members and serve as their personal contact for all issues related to healthcare and benefits.
•Clinicians. Our clinicians include registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, case management specialists, expert medical opinion providers, and primary care physicians.

•Technology. Our technology platform was designed to deliver highly personalized member experiences at scale, leveraging data and machine learning to derive actionable insights, optimize our care teams’ workflows, and accelerate the pace of our innovation. We ingest and link disparate data points to Accolade-generated data to create a 360-degree member view which our Accolade Care Advocates and clinicians access in our purpose-built member CRM tool, InView. Our secure, open technology platform supports our continuous innovation and the development of additional capabilities to benefit our members.
•Trusted Partner Ecosystem. In addition to Accolade’s owned solutions, we have assembled a roster of high-quality partners whose condition-specific solutions are complementary to our services and deliver additional value to our members and customers. The Trusted Partner Ecosystem encompasses partnerships in areas that we believe matter to our customers because medical spend in them is high, such as diabetes or musculoskeletal care, and/or having services related to them is viewed favorably in terms of attracting and retaining talent (e.g., fertility care, LGBTQIA+ affirming care). Accolade vets Trusted Partners along clinical, data security, financial, and operational dimensions. Ultimately, customers can streamline selection, procurement, and implementation when working with our Trusted Partners. We believe what sets our Trusted Partner Ecosystem apart from other point solution marketplaces is that we enable a set of integrated features that support incremental, appropriate utilization of the Trusted Partners' services.
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
Long-term strategic partner to our customers. We are engaged by employers to solve real issues around the design, coordination, and utilization of their employee benefits programs. Because we help their employees live their healthiest lives, our customers view us as a strategic partner that can provide population health insights and help them manage healthcare benefit costs and complexity.
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

Attractive operating model supported by a per-member-per-month (PMPM) recurring revenue model, providing a high degree of visibility. As of February 29, 2024, we had over 1,200 commercial customers that collectively purchase access to our solutions for more than 14 million members. We principally generate revenue from our customers on a recurring PMPM fee basis, with contracts generally three years in length, which together provide us with significant revenue visibility. Our ability to deliver significant and measurable return on investment for our customers in the form of improved clinical and financial outcomes has led to a gross dollar retention of 89%, 87%, and 98% for the fiscal years ended February 28(29), 2024, 2023, and 2022, respectively.
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
Retain and expand relationships with our customers. By delivering measurable outcomes to our customers, we can achieve strong customer retention, which enables us to expand and deepen these relationships. Our expert medical opinion and virtual primary care offerings complement our advocacy solutions and can be sold as standalone solutions or provide cross-sell opportunities to drive incremental revenue. As we build upon our trusted partner status with these customers, we have the opportunity to cross-sell our additional capabilities, as well as services offered by our ecosystem partners.
Invest in technology. We have made significant investments in our technology platform to expand our capabilities with respect to how we engage with our members and deliver our solutions and care interventions. By leveraging our technology in areas such as machine learning and artificial intelligence, predictive analytics, and multimodal communication, we believe we can generate more efficiencies in our operating model while simultaneously improving our ability to deliver better health outcomes and lower costs for both our members and our customers.
Continue to develop new offerings. We are constantly innovating to enhance our model and develop new offerings, including our recently introduced Accolade Care and Accolade Connect. Our ability to act as a trusted advisor to our members and customers positions us to identify new opportunities for additional offerings that can meet their existing and emerging needs.
Expand into adjacent markets. We see significant additional opportunity in adjacent markets, including expanding with government-sponsored health plans, such as TRICARE, Medicare Advantage and Managed Medicaid (as well as traditional Medicare and Medicaid), along with those administered by Veterans Affairs. Our technology platform and broad range of healthcare services is also enabling us to expand our opportunities with health plans, including their individual and family plans and fully-insured commercial customers. Our focus and experience in the navigation and coordination of benefits and healthcare, coupled with our technology investments, position us to take advantage of emerging healthcare trends surrounding care coordination and value-based care initiatives. We believe that we can leverage our existing platform and scalable solutions to successfully expand into these markets.
Opportunistically pursue partnerships. We have historically integrated new and complementary capabilities into our offerings by forming strategic partnerships and other relationships with third parties. We believe our partners choose us because of our entrepreneurial and collaborative culture, dedication to continuous innovation, and track record of exceptionally high member engagement rates. We develop and maintain partnerships with a number of healthcare companies to offer our customers a broader range of services and our members a more seamless healthcare experience on the back of the core Accolade engagement model. These partnerships include:
•Health plans, such as United Healthcare, Aetna, Blue Shield of California, and Priority Health. These plans offer various combinations of our services to enrich their value proposition to their customers;
•Condition-specific point solutions that leverage our distribution infrastructure to connect with more employer customers and a member engagement model to connect with more qualified participants. These partners’ interventions enhance the positive impact that we have on members’ health and customers’ spend by serving as extensions of our clinical model; and,

•Technology partners including vendors which specialize in artificial intelligence, whose capabilities augment our own, and chronic and clinical solutions providers such as Virta Health, Sword Health, Hinge Health, Lyra Health, Employer Direct Healthcare, Carrum Health, and FOLX.
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
Overview of Accolade’s Multi-offering Strategy
We offer our solutions as standalone or bundled offerings, combining the capabilities of Accolade’s historical navigation and advocacy solutions with our primary care, mental health, and expert medical opinion services, augmented by artificial intelligence, machine learning, and data-driven recommendations. Our offerings include:
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
In order to fuel our machine learning processes, we have made a concerted effort to source what we view as a massive, powerful, and differentiated data set. We pair Accolade data (encounter and activation history, conditions/medications/procedures, barriers to care, assessment responses, care plans) with the data we ingest from:
•our commercial customers (eligibility and membership data);
•carriers and pharmacy benefits managers (claims data, plus benefit plan and formulary details);
•providers (verification of benefits and eligibility checks, pre-authorizations, and utilization management discharge instructions);

•the Centers for Medicare & Medicaid Services (CMS) and commercial insurers (billions of claims, comprehensive provider directories, and price data); and
•ecosystem partners (registrations, interactions, assessments/care plans).
With this combination of data, we are able to apply machine learning tactics to generate predictive insights about our members. For example, we calculate various scores for members that quantify their relationship with us, overall health status, and their propensity to take a desired action. These scoring techniques inform recommended actions for our Accolade Care Advocates and clinicians that are surfaced to InView, as well as recommendations delivered directly to our members as part of our activation capabilities and/or self-service.
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
Competition
We believe no single competitor offers a similarly comprehensive platform combining personalized, technology-enabled solutions with highly trained professionals. However, we have experienced and expect to continue to experience competition from a number of companies, including those who are well-established and may have greater resources, and those who may become meaningful competitors in the future. Our competitors generally fall into two categories: large health plans that provide member and provider services and traditional advocacy and navigation companies, such as Quantum Health and Included Health.We believe the primary competitive factors for our industry include:
•level of member engagement;
•ability to influence members to improve health and financial outcomes;
•level of customer and member satisfaction;
•ease of integration with employer benefits programs;
•price;
•breadth and depth of platform functionality;
•modern and open technology supporting integration with third-party applications;
•ability to recruit and retain skilled employees and clinicians;
•access to and ability to derive insights from large, disparate data sets;
•advanced analytics capabilities to create personalized recommendations;
•brand awareness and reputation;
•regulatory compliance; and
•ability to rapidly innovate and respond to changing customer needs and legislative developments.
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
•HIPAA, as amended by HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security, and transmission of protected health information on certain healthcare providers, health plans and healthcare clearinghouses, their business associates as well as their covered subcontractors that access or otherwise process individually identifiable health information on their behalf; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•state laws governing professional licensure, the corporate practice of medicine and other healthcare professions and related fee-splitting laws;
•the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the CMS programs, including Medicare and Medicaid;
•the federal civil false claims laws, including the federal False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the federal Physician Payments Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (collectively, the Affordable Care Act), and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•Federal Food, Drug, and Cosmetic Act (FDCA), which requires, among other things, manufacturers of medical devices, including certain software technology companies, to comply with requirements related to pre-market clearances, approved labeling, medical device adverse event reporting, and on-going post-market monitoring and quality assurance;
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and
•federal and state laws and regulations regarding: (i) the corporate practice of medicine and other health care professions, the provision of management or administrative services in connection with practice of medicine and other health care professions, employment of professionals by non-professionals, professional fee splitting; (ii) professional licensing and standards of professional conduct; (iii) the provision of telemedicine, telehealth or other health care services, including medical record retention requirements; and (iv) the billing, submission, or collection of claims or payments for healthcare services.
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
Overview of our Team
As of February 29, 2024, we had a workforce of approximately 2,400 people. Our employee groups are comprised as follows: Front Line Care, Product and Technology, Field Operations, including sales and marketing, Solutions and Growth, and General and Administration roles. We also supplement our workforce with contractors and consultants depending on business need.
Our largest group of employees is our front line care team, including our Accolade Care Advocates and clinicians who serve our members and customers, who are highly trained professionals who develop trusted relationships with our members and serve as their primary and ongoing point of contact for myriad issues related to healthcare and benefits as part of our services. We employ individuals who demonstrate empathy and problem solving skills, and we hire from diverse professional backgrounds, including social work, teaching, customer care, and benefits. Our Accolade Care Advocates are trained in our proprietary engagement approach and leverage our integrated technology platform to provide data informed, personalized health and benefits support to members in friendly, straightforward terms. Our clinicians include registered nurses, physician medical directors, pharmacists, behavioral health specialists, and women’s health specialists, and have deep expertise across a wide variety of specializations. Our nurses work with our other clinicians to help members demystify their care needs through personalized, evidence based, and data driven protocols.
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
As part of our total rewards programs, our employees are eligible to receive benefits including:
•Comprehensive health benefits for all full-time employees who regularly works 30 hours or more per week, including medical, dental and vision plans with employer contributions.
•Various employee assistance and health-related programs to provide our employees access to important health resources, including telehealth, mental health programs, expert medical opinion, family planning, and the Accolade for Accolade program that enables our employees to receive the Accolade service.
•Comprehensive parental leave with up to 9 weeks of maternity leave, 9 weeks of bonding leave, and 4 weeks of phase-back time for all employee parents for new births, adoptions and foster placements.
•Paid time off program, including an employee and family sick time program.
•Waived copays for telehealth visits and a Caregiver program to provide adapted schedules and leave to support working caregivers.
•A 401(k) plan with pre- and post-tax contributions and an employer match, pre-tax commuter benefit, and access to a financial support navigation service.
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
Historically we have relied on a limited number of customers for a significant portion of our revenue. The loss of any of our largest customers or the renegotiation of any of our largest customer contracts has in the past, and could in the future, adversely affect our results of operations. The loss of a significant customer, if we are not able to replace such revenue from other existing or new customers, could harm our business and our financial results. We typically enter into three-year contracts with our customers and certain of these contracts, including existing contracts with some of our largest customers, are terminable for convenience by our customers after an initial period and a notice period has passed. In the ordinary course of business, including in connection with renewals or extensions of these agreements, we engage in active discussions and renegotiations with our customers in respect of the solutions we provide and the terms of our customer agreements, including our fees. In addition, as our customers' businesses respond to market dynamics and financial pressures, and as our customers make decisions with respect to the health and other benefits they provide to their employees, our customers may seek to renegotiate or terminate their agreements with us, or may stage competitive request for proposal processes, any of which could result in the loss or reduced profitability of such customers’ agreements with us. Macroeconomic factors including heightened inflation and geopolitical tension may affect our customers' desire to renew their contracts. If customers undergo layoffs or reductions in force then our membership numbers would result in a reduction in our base and variable fee per-member-per-month (PMPM) and reduce our revenues. In addition, there is substantial uncertainty about further disruption due to macroeconomic factors, including heightened inflation and geopolitical tension. Any of these and other macroeconomic factors could result in reductions to the fees and changes to the scope of offerings contemplated by our original customer contracts and consequently could negatively impact our business. Because we rely on a limited number of customers for a significant portion of our revenue, delayed payments by a few of our largest customers could result in a reduction in, and greater volatility of, our free cash flow and available cash. We also depend on the creditworthiness of these customers. If the financial condition of one or more of our largest customers declines, our credit risk could increase. Should one or more of our largest customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves, net income, free cash flow, and available cash.

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
Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:
•our ability to attract new customers and engage new members, and retain and engage with existing customers and members;
•achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions;
•the upfront costs in our customer, member and Trusted Partner Ecosystem relationships;
•the enrollment cycles and employee benefit practices of our customers;
•the financial condition of our current and potential customers;
•changes in our sales and implementation cycles;
•introductions and expansions of our offerings, or challenges with their introduction;
•changes in our pricing or fee structures or those of our competitors;
•the timing and success of new offering introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors;
•increases in operating expenses that we may incur to grow and expand our operations and to remain competitive;
•our ability to successfully expand our business;
•breaches of information security or privacy;
•changes in stock-based compensation expenses;
•the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•adverse litigation judgments, settlements, or other litigation-related costs;
•changes in the structure of healthcare provider and payment systems;
•changes in the legislative or regulatory environment, including with respect to healthcare, privacy, or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;
•changes in our effective tax rate;
•our ability to make accurate accounting estimates and appropriately recognize revenue for our existing and future offerings;
•changes in accounting standards, policies, guidance, interpretations, or principles;

•instability in the financial markets;
•general economic conditions, both domestic and international;
•uncertain credit and global financial markets;
•political, economic, and social instability, including terrorist activities, the ongoing conflict between Ukraine and Russia, conflicts in the Middle East, and outbreaks of public health threats, such as coronavirus, influenza, or other highly communicable diseases or viruses, and any disruption these events may cause to the global economy; and
•changes in business or macroeconomic conditions.
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
The timing of our sales, revenue, and cash flows is difficult to predict because of the length and unpredictability of our sales cycle. The sales cycle for our solutions from initial contact to launch varies widely by potential customer. Some of our potential customers, especially in the case of our prospective strategic and enterprise customers, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet the specific needs of their group health plan, employee benefits programs, corporate budgets, and other goals, which frequently involves evaluation of not only our solutions but also an evaluation of other available solutions. Such evaluations have in the past resulted in extended sales cycles that, due to changes in corporate objectives, leadership involved in the selection process, and other factors, may result in delayed or suspended decision-making in awarding the sale. In addition, our sales cycle may become more lengthy and difficult as a result of macroeconomic factors, including heightened inflation and geopolitical tension. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a potential customer's internal procurement processes, which involve intensive financial, operational, and security reviews, and for which our solutions represent a significant purchase. In addition, the significance and timing of our offering enhancements, and the introduction of new products by our competitors, may also affect our potential customers' purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized.
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
We price the majority of our services based upon a PMPM fee times the number of eligible members, typically with a portion of the PMPM fee fixed (base PMPM fee) and the remainder of the fee variable (variable PMPM fee). Revenue from variable PMPM fees can be earned through either, or a combination of, the achievement of certain performance metrics or the realization of healthcare savings resulting from the utilization of our services. Although we have typically achieved these performance metrics and realization in savings of healthcare spend, resulting in our earning over 90% of the aggregate maximum potential revenue under our customer contracts (measured on the corresponding calendar year basis in fiscal years 2024, 2023, and 2022), our revenue and financial results in the future may be variable based on whether we earn this performance-based revenue. For example, lower healthcare utilization could result in lower engagement with Accolade services than expected and put our ability to meet certain performance metrics at risk. In addition, since our customers typically pay the full PMPM fee in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows. Under U.S. generally accepted accounting principles (GAAP), we recognize revenue when control of the promised services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. The majority of the fees we earn are considered to be variable consideration under GAAP. We typically invoice our customers on a periodic basis for the base PMPM fees and variable PMPM fees in advance of performing the services, and these advances are classified as deferred revenue on our consolidated balance sheet until such time that the associated revenue can be recognized. Due to the need for us to satisfy performance metrics and healthcare savings requirements, deferred revenue at any particular date may not be representative of actual revenue for any current or future period.
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
If we are unable to attract, integrate, and retain additional qualified personnel, especially for Accolade Care Advocates, clinical, including primary care physicians and medical specialists, and various product and technology roles, our business could be adversely affected.
Our future success depends in part on our ability to identify, attract, integrate, and retain empathetic and knowledgeable Accolade Care Advocates and clinicians, as well as highly qualified and motivated product developers and engineers, who embody our mission-driven culture. We seek to employ Accolade Care Advocates and clinicians who demonstrate empathy and problem-solving skills and hire from diverse professional backgrounds, including social work, teaching, customer care, and benefits. Our Accolade Expert MD service relies on the attraction of and engagement with medical specialists to support its business operations, and PlushCare, via the associated medical practices, seeks to engage high quality primary care physicians. We have from time to time in the past experienced, and may in the future experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, we may experience employee turnover as a result of our organizational changes. Qualified individuals in the regions where we have offices are in high demand, and we may incur significant costs to attract them. For example, the market for software engineers in the Seattle area is particularly competitive. In addition, with a current shortage of certain qualified nurses in many areas of the United States, competition for the hiring of these professionals remains intense. Similarly, with the expansion of adoption of telehealth generally, and specifically virtual primary care, competition remains intense for qualified primary care physicians. We compete for qualified individuals with numerous other companies, many of whom have greater financial and other resources than we do. In addition, in the future, we may experiment with different staffing and scheduling models to help attract and retain qualified personnel, including hiring more individuals who work remotely, incorporating more flexible work schedules, or deploying a temporary workforce. If we fail to effectively manage our hiring needs or successfully integrate new hires, our employee morale and retention could suffer. Any of these events could also adversely affect our customer and member satisfaction and harm our business.
Attracting, integrating, and retaining personnel will require us to invest in and commit significant financial, operational, and management resources to grow and change in these areas without undermining the mission-driven culture that has been critical to our growth so far. For example, newly hired Accolade Care Advocates and clinicians require significant training and, in many cases, take significant time before they achieve full productivity. We train Accolade Care Advocates and clinicians in our proprietary engagement approach and integrated technology platform to provide data-informed, personalized health and benefit support to members in friendly, straightforward terms. This new hire training process lasts approximately one month, including classroom sessions and supervised live call training. If we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, our results of operations may be adversely affected and our reputation could suffer.
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
Further, as of February 29, 2024, approximately 50% of our U.S. based labor force is hourly employees, including Accolade Care Advocates and certain clinicians, who are paid wage rates that currently are above the applicable U.S. federal and state minimum wage requirements. These employees are classified as non-exempt and overtime eligible under U.S. federal and state law. If we fail to effectively manage these hourly employees, then we may face claims alleging violations of wage and hour employment laws, including claims of back wages, unpaid overtime pay, and missed meal and rest periods. Any such employee litigation could be attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of whether the claims against us are valid or whether we are ultimately determined to be liable and could divert management's attention from our business. We also could be adversely affected by negative publicity, litigation costs resulting from the defense of these claims, and the diversion of time and resources from our operations. Our employees could also unionize or any of our employees could engage in a strike, work stoppage, or other slowdown that would adversely affect our operations and could result in higher labor costs, which would harm our business.
Our goodwill has been subject to impairment and may be subject to further impairment in the future.
Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income, or cash flows, and sustained declines in our stock price or market capitalization, considered both in absolute terms and relative to peers. As a result of sustained decreases in our stock price and market capitalization, we conducted an impairment test of our goodwill and intangible assets as of May 31, 2022. As a result of this testing, we recorded a non-cash goodwill impairment charge of $299.7 million during the first quarter of fiscal 2023. No impairments were recorded to goodwill or intangible assets during the year ended February 29, 2024. We cannot predict if or when additional future goodwill impairments may occur. Additional goodwill impairments could have material adverse effects on our operating income, net assets, or our cost of, or access to, capital, which could harm our business. See Note 4 to our consolidated financial statements for more details.

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
We enter into agreements with our customers under which our fees are generally dependent upon the number of their employees enrolled in in-scope health plans and those employees' enrolled dependents each month. If the number of members covered by one or more of our customers' health and other benefits programs were to decline, such decrease would lead to a decrease in our revenue. Any reductions in headcount for our customers may result in a decrease in our revenue. Some of our fees are also subject to credits if certain performance criteria are not met, which in some cases depend on the behavior of our members, such as their continued engagement with our existing and future offerings, and other factors outside of our control. The recognition of a portion of our revenue is subject to achievement of performance metrics and healthcare cost savings and may not be representative of revenue for future periods. In addition, some of our customers' members may request to opt out of our service, which could cause our customers to only pay for those members that have not opted out, and as a result, may result in usage-based pricing, which could lead to a decrease in revenue from that customer and harm our business.
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
We also may not achieve the anticipated benefits from any acquired business due to a number of factors, including:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the customers of the acquired business into our current and future offerings and contract terms, including disparities in the revenue model of the acquired company;

•diversion of management's attention or resources from other business concerns;
•adverse effects on our existing business relationships with customers, members, or strategic partners as a result of the acquisition;
•the potential loss of key employees; and
•use of substantial portions of our available cash to consummate the acquisition.
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
We expect to derive a significant portion of our revenue from the renewal of existing customers' contracts and sales of additional solutions to existing customers. As part of our growth strategy, for instance, we are recently focused on expanding our solutions among current customers. Achieving a high customer retention rate and selling additional applications and solutions are critical to our future business, revenue growth, and results of operations. Factors that may affect our retention rate and our ability to sell additional applications and solutions include the following:
•the price, performance, and functionality of our existing and future offerings;
•the availability, price, performance, and functionality of competing solutions;
•our ability to develop and sell complementary applications and solutions;
•changes in healthcare laws, regulations, or trends; and
•the business environment of our customers.
We typically enter into contracts with our customers with a stated initial term of three years and various termination rights, which if invoked may cause such contracts to be terminated before the term expires. For example, after a specified period, certain of these contracts are terminable for convenience by our customers after a notice period has passed, including existing contracts with some of our largest customers. Macroeconomic factors including heightened inflation and geopolitical tension may affect our customers' desire to renew their contracts, or even if they do renew, if they undergo layoffs or reductions in force, then our membership numbers would decrease which would reduce our revenues. If any of our contracts with our customers is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. Should any of our customers terminate their relationship with us after implementation of our solutions has begun, we not only would lose our time, effort, and resources invested in that implementation, but also we would have lost the opportunity to leverage those resources to build a relationship with other customers over that same period of time. Our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers and may decrease our annual revenue. Mergers and acquisitions involving our customers have in the past and may in the future lead to non-renewal or termination of our contracts with those customers or by the acquiring or combining companies. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained.
The healthcare industry is rapidly evolving and the market for technology-enabled solutions that empower healthcare consumers is relatively immature and unproven. If we are not successful in promoting the benefits of our existing and future offerings, our growth may be limited.
The market for our solutions is subject to rapid and significant changes. The market for technology-enabled solutions that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, increasing consumer financial responsibility, consumerism and engagement, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled solutions that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are continually involved in a number of projects to compete with new market entrants by developing new offerings, growing our customer base, and expanding into adjacent markets. For example, the Accolade Trusted Partner Ecosystem solutions are examples of add-on offerings we have deployed to complement our traditional offerings and generate additional value to our customers. These projects carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our customers. If we cannot adapt to rapidly evolving industry standards, technology, and increasingly sophisticated customers and their employees, our existing technology could become undesirable, obsolete, or harm our reputation.
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
Our business entails the risk of liability claims against us, and we have been and may in the future become subject to litigation. Claims against us may be asserted by or on behalf of a variety of parties, including our customers, our members, vendors of our customers, government agencies, our current or former employees, or our stockholders. Some of these claims may result in significant defense costs and potentially significant judgments against us. We carry professional liability insurance in amounts that we believe are appropriate in light of the risks attendant to our business, but successful claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, any determination that certain non-medical services are acting in the capacity of a healthcare provider, or exercising undue influence or control over a healthcare provider, may subject us to claims not covered by our professional liability insurance coverage, or could result in significant sanctions against us and our clinicians, additional compliance requirements, expense, and liability to us. If our medical care services are found to cause harm to an individual or otherwise constitute malpractice, we may be subject to claims exceeding our coverage limits and cause reputational harm. If we make errors in the billing and the coding for such services, we may be subject to claims exceeding our coverage limits and cause reputational harm. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our solutions. As a result, adequate professional liability insurance may not be available to us or to our partners in the future at acceptable costs or at all. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby harming our business and per share trading price of our common stock. For example, fines or assessments could be levied against us under domestic or foreign data privacy laws (such as HIPAA, the GDPR, or the CCPA) or under authority of privacy enforcing governmental entities (such as the FTC, or the U.S. Department of Health and Human Services (HHS)) or as a result of private actions, such as class actions based on data breaches or based on private rights of action (such as that contained in the CCPA). Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers. In addition, such litigation could result in increased scrutiny by government authorities having authority over our business, such as the FTC, the HHS, Office for Civil Rights (OCR), and state attorneys general.

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
If we fail to provide accurate and timely information, or if our personnel, including Accolade Care Advocates and clinicians, our content, or any other element of our existing and future offerings is associated with faulty administrative or clinical decisions or treatment, we could have liability to customers or members, which could adversely affect our results of operations.
Our Accolade Care Advocates and clinicians, our member web portal, and our mobile application all use our technology platform to support our members in making healthcare and benefits-related decisions. In addition, our Accolade Care Advocates and clinicians use our technology platform to help guide interactions with members. Our technology platform applies AI and ML tactics to generate predictive insights about our members, which are then translated into recommended interventions for our Accolade Care Advocates and clinicians and used to enhance our member self-service capabilities. Our services, including personalized recommendations and interventions, center around engagement with our members to provide members with better understanding of their benefits, assist with access to care, and provide options for choosing quality providers and care. For example, our Accolade Care Advocates can leverage our technology platform to provide quotes to a member about that member's healthcare benefits, including in-network services, balance billing, or claims quotes. If we fail to provide accurate and timely information regarding these benefits or if the data generated by our technology platform (including the artificial intelligence and machine learning components) are inaccurate, fail, or are subject to security incidents, this could lead to claims against us that could result in substantial costs to us or cause demand for our solutions to decline. If our Accolade Care Advocates, clinicians, or technology platform guide people to care settings and providers resulting in faulty clinical decisions or treatment, then our customers or our members could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our existing and future offerings to decline. For example, our nurses have access to extensive intelligence on provider quality and cost, which allows them to present various options to members when they are selecting a primary care physician or specialist. If the member relies on this provider recommendation, and that provider subsequently makes faulty clinical decisions or treatment recommendations, we could be subject to claims by such member. In addition, if our Accolade Care Advocates or clinicians make recommendations outside of our standard protocol that result in faulty clinical decisions or treatments, then our customers or our members could assert claims against us.
The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management's attention from operations, damage our reputation, and decrease market acceptance of our existing and future offerings. We maintain general liability and professional liability insurance coverage, but this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, or may not provide coverage if our Accolade Care Advocates or clinicians were to engage in the unlicensed practice of medicine. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage. Adequate professional liability insurance may not be available to our clinicians or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management and our providers from our operations, which may harm our business. In addition, any claims may adversely affect our business or reputation.
We also provide a service that allows members to access board-certified national specialists across the country for second opinion consultations in a real-time video call or by phone in order to provide the member with a rapid second opinion on their medical condition enabling the member to better understand a diagnosis and treatment options to help them make more informed decisions on their healthcare regarding significant and high-cost care decisions. While we believe that these specialists do not create a physician-patient relationship with the member and are not practicing medicine in these engagements, if the information provided is not accurate or timely, we could incur liability, which could adversely affect our operations.
We also act as a managed service provider to several medical practices that provide virtual primary care and mental health support to individuals. The physicians employed by or contracted with PlushCare of California or other PlushCare associated medical practices could misdiagnose or treat a patient, and/or the services and technology provided by PlushCare to the medical practices could malfunction, which could cause us to incur liability, which could adversely affect our operations.
Increased regulatory scrutiny and issues relating to the responsible use of our technologies, including AI in our offerings, may result in reputational or financial harm and liability.
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
Our existing and future offerings, as well as our business activities, including our relationships with our commercial partners and customers, are or may be in the future subject to a complex set of regulations and rigorous enforcement, including by the HHS, Office of the Inspector General and Office of Civil Rights, U.S. Food and Drug Administration (FDA), U.S. Department of Justice, and numerous other federal and state governmental authorities. Our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Certain aspects of our business model may also trigger scrutiny under healthcare and related laws. Federal and state healthcare and related laws and regulations that may now or in the future affect our ability to conduct business include:
•laws that regulate how businesses operate online, including measures relating to privacy and data security and how such information is communicated to customers (a) under the FTC's unfair and deceptive trade practice authority from the FTC Act, and the FTC breach notification rule, (b) under the OCR’s investigative powers regulating HIPAA, and (c) from state attorneys general under state consumer protection laws and data privacy laws, including, without limitation, changes in laws, rules, and regulations related to the use of cookies and tracking technologies on the internet;
•federal and state laws governing (i) the corporate practice of medicine and other healthcare professions and related fee-splitting laws, including the provision of management or administrative services in connection with practice of medicine and other health care professions, employment of professionals by non-professionals; (ii) professional licensing and standards of professional conduct; (iii) the provision of telemedicine, telehealth or other health care services, including medical record retention requirements; and (iv) the billing, submission, or collection of claims or payments for healthcare services;
•the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Centers for Medicare and Medicaid Services (CMS) programs, including Medicare and Medicaid;
•the federal civil false claims laws, including the federal False Claims Act, and federal Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the federal Physician Payments Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), and its implementing regulations, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (e.g. physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
We do not own PlushCare of California, Inc. (a California professional corporation) or other medical groups with which we contract. These medical groups are 100% physician owned and independent. The professional corporations with which we contract are owned by Dr. James Wantuck, one of our affiliated providers, and the professional corporations are owned by physicians licensed in their respective states. While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with the medical groups that support our virtual care services, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition and results of operations. In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to such arrangements with the medical groups could have a material adverse effect on our business, financial condition and results of operations.

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
In the United States, state, federal, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act, and state consumer protection laws regulating unfair or deceptive trade practices) and other applicable laws (e.g., wiretapping laws). These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and individuals and entities that perform services for them which involve the use, or disclosure of, individually identifiable health information, known as business associates and their subcontractors. As a healthcare technology company, we are considered a business associate under HIPAA, and our associated medical practices are considered HIPAA covered entities. As such, we execute business associate agreements with our customers, subcontractors, and suppliers in our Trusted Partner Ecosystem. HIPAA requires covered entities and business associates, such as us, and their covered subcontractors to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information.
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
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims), additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and imprisonment of company officials. While we are unaware of regulatory audits, investigations, or actions relating to our privacy practices, various entities in the healthcare technology industry, including the PlushCare medical practices, have received and responded to a “compliance review” from the U.S. Department of Health and Human Services, Office for Civil Rights (OCR) related to the utilization of digital website trackers, such as Meta’s Pixel. The compliance review is focused on whether the use of such trackers collects and discloses protected health information for visitors to a healthcare-related website to third parties, such as Meta and Google.
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
Various state and federal laws require disclosures to be made to consumers prior to collecting periodic subscription fees that will automatically renew without further action by the consumer. One such example is the California Automatic Renewal Law (California ARL) pursuant to which PlushCare, Inc. and PlushCare of California were recently sued by a purported class (Robbins v. PlushCare, Inc. et al.) in the United States District Court for the Northern District of California alleging, inter alia, that PlushCare violated the California ARL by failing to provide adequate disclosures to members. In fiscal 2024, we agreed to and paid a settlement of $3.7 million, which was partially reimbursed through third-party insurance and remaining indemnification from selling shareholders of PlushCare, Inc.
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
As of February 29, 2024, we had U.S. federal net operating loss carryforwards (NOLs) of $501.6 million and state NOLs of $448.5 million. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), unused NOLs for the tax year ended February 28, 2018 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated in tax years beginning after December 31, 2017, which would be our tax year ended February 28, 2018 and thereafter, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible in the case of NOLs arising in taxable years ending after 2020 to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. As a result, if we earn net taxable income in future years, our NOLs arising in tax years ended February 28, 2018 and earlier may expire prior to being used, and our NOLs generated in later tax years will be subject to a percentage limitation. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes and to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceed 50 percentage points over a rolling three-year period. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our initial public offering or as a result of future events, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of one of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.
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
Our operations have consumed substantial amounts of cash since inception, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and solutions, enhance our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:
•finance unanticipated working capital requirements;
•develop or enhance our technological infrastructure and our existing solutions;
•fund strategic relationships, including joint ventures and co-investments;
•fund additional implementation engagements;
•respond to competitive pressures; and
•acquire complementary businesses, technologies, products, or services.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of rendering more difficult, delaying, or preventing a change of control or changes in our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:
•creating a classified board of directors whose members serve staggered three-year terms;
•authorizing "blank check" preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•specifying that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•prohibiting cumulative voting in the election of directors;
•providing that our directors may be removed only for cause and by a two-thirds majority vote of the stockholders;
•providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•requiring the approval of our board of directors or the holders of at least 66% of our outstanding shares of capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America, will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders;
•any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws;
•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws;
•any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or
•any action asserting a claim governed by the internal affairs doctrine.
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
The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The financial markets and global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, conflicts in the Middle East, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the ones in Ukraine and the Middle East, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in the credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price and could require us to delay or abandon critical development plans. Accordingly, there is a risk that one or more of our customers, current service providers, or other partners may be adversely impacted by, or may not survive, an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Our offices, third-party data and call centers, or cloud infrastructure services may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, pandemics, acts of terrorism or other criminal activities, or other events or business continuity problems outside our reasonable control such as a general and widespread failure of the Internet or telecommunications or outbreaks of public health threats, such as coronavirus, influenza, or other highly communicable diseases or viruses, which may render it difficult or impossible for us to operate our business for some period of time. Any disruptions in our operations related to the repair or replacement of our offices, third-party data and call centers, or cloud infrastructure services could negatively impact our business and results of operations and harm our reputation. Insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could harm our business.
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
Our stock price has been volatile since our initial public offering, and it is likely that the trading price of our common stock may fluctuate substantially, depending on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of healthcare technology company stocks;
•changes in operating performance and stock market valuations of other healthcare technology companies generally, or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•new product announcements by us or our competitors;
•the public's reaction to our press releases, other public announcements, and filings with the SEC;
•changes in how customers perceive the benefits of our solutions, and future offerings;
•changes in the structure of healthcare provider and payment systems;
•rumors and market speculation involving us, our customers, our competitors, or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual, rumored, or anticipated developments in our business, our competitors' businesses, or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•any significant data breach involving our technology platform or data stored by us or on our behalf;
•announced or completed acquisitions of businesses, commercial relationships, strategic partnerships, products, services, significant contracts or customers, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•“flash crashes,” “freeze flashes,” or other glitches that disrupt trading on the securities exchange on which we are listed;
•any significant change in our management; and
•general economic, social, or political conditions and slow or negative growth of our markets.

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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We believe cybersecurity is critical to our mission to help every person live their healthiest life. Our customers, members, partners, and employees trust Accolade to maintain a secure environment for their health information. We process and maintain sensitive data on our customers and members in the form of PHI and PII and we maintain intellectual property of our solutions and PII of our employees. Because of the sensitivity of this data, we are subject to various cybersecurity threats that could adversely affect our business, customers, and members through impacts to the confidentiality, integrity, and availability of our systems.
As part of our enterprise risk management ("ERM") program, we maintain a cybersecurity program in an effort to reduce the risk of a breach of our systems or information. Our cybersecurity program includes policies and controls which are regularly reviewed through internal assessments. We have an active HITRUST certification for our expert medical opinion offering and Service Organization Control ("SOC") 2 Type II security compliance reports that are issued by third-party entities for our other offerings. We have controls in place intended to assess our cybersecurity readiness and prevent unauthorized access to our critical systems, including, for example, vulnerability scanning of our systems, detection and blocking of potentially malicious email, multifactor authentication, and security review of our vendors. We also actively engage with the law enforcement community, industry groups, and key vendors to maintain awareness of the evolving threat environment. We have a documented cybersecurity response plan for identification and assessment of cybersecurity incidents, including an escalation process for management to assess the materiality of an incident.
Despite our cybersecurity program, we cannot guarantee that we will not be subject to a material cybersecurity incident. For a description of the risks from cybersecurity threats that may materially affect the Company, and how they may do so, see Item 1A-"Risk Factors" included elsewhere in this Annual Report on Form 10-K. As of the date of this Annual Report, we have determined that there have been no cybersecurity incidents which materially impacted our business, financial condition, or results of operations.
Governance
Our board of directors maintains oversight of our risk management and the audit committee of our board of directors maintains primary responsibility related to overseeing our cybersecurity risk. One member of our audit committee has experience in cybersecurity and provides perspective regularly. We maintain a cybersecurity program to identify, assess, and manage our cybersecurity threats that is led by our Chief Information Security Officer ("CISO") and General Counsel / Chief Compliance Officer. These individuals regularly engage with the audit committee and other members of senior management to discuss cybersecurity risks.
Item 2.    Properties
We have co-headquarters in Seattle, Washington at 1201 Third Avenue, Suite 1700, Seattle, WA 98101 and Plymouth Meeting, Pennsylvania at 660 West Germantown Pike, Suite 500, Plymouth Meeting, PA 19462. Our Seattle headquarters is leased pursuant to a lease that expires in 2030. Our Plymouth Meeting headquarters is leased pursuant to a lease that expires in 2027. We also have offices located in Houston, Texas; San Francisco, California; El Paso, Texas; and Prague, Czech Republic, pursuant to leases that expire at various dates through 2031. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
Item 3.    Legal Proceedings
The information set forth in Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in this Form 10-K is incorporated by reference to this Item 3.
Item 4.    Mine Safety Disclosures
Not applicable.
Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Select Market under the symbol “ACCD.” Trading began on our common stock on July 2, 2020. Prior to that time, there was no public market for our common stock. There were 184 stockholders of record as of February 29, 2024. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Unregistered Sales of Equity Securities
During the year ended February 29, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
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
Discussion and analysis of our fiscal year 2022, as well as the year-over-year comparison of our fiscal 2023 financial performance to fiscal 2022, have been omitted from this section and may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended February 28, 2023 and filed with the Securities and Exchange Commission (the SEC) on April 28, 2023. Our fiscal year ends on the last day of February, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.
Overview
We provide an advocacy-led, nationwide care delivery service comprised of personalized, technology-enabled solutions that help people better understand, navigate, and utilize the healthcare system and their workplace benefits. Our customers are primarily employers that deploy Accolade solutions in order to provide employees and their families (our “members”) a single place to turn for their health, healthcare, and benefits needs. We also offer expert medical opinion services to commercial customers (which includes employers, health plans, and governmental entities) and virtual primary care and mental health therapy, both directly to consumers and to commercial customers. Our innovative platform combines open, cloud-based intelligent technology with multimodal support from a team of empathetic and knowledgeable Accolade Care Advocates and clinicians, including primary care physicians, registered nurses, physician medical directors, pharmacists, behavioral health specialists, women’s health specialists, case management specialists, and expert medical opinion providers. We leverage our integrated capabilities, connectivity with providers and the broader healthcare ecosystem, and longitudinal data to engage across the entire member population, rather than focusing solely on high-cost claimants or those with chronic conditions. Our goal is to build trusted relationships with our members that ultimately position us to deliver personalized recommendations and interventions. We believe that our platform dramatically improves the member experience, encourages better health outcomes, and lowers costs for both our members and our customers.
We offer our solutions as standalone or bundled offerings. Our solution portfolio combines the capabilities of Accolade’s historical navigation and advocacy solutions with our primary care, mental health, and expert medical opinion services, augmented by artificial intelligence, machine learning, and data-driven recommendations. Our offerings include:
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
We were founded in 2007 and launched our initial offering in 2009. We have seen significant growth in recent years since the changes to our executive management team in 2015 and the subsequent investments we have made in product, technology, sales, and distribution. As of February 29, 2024, we had over 1,200 commercial customers comprising more than 14 million members. Our customers represent a diversified set of industries, including technology, financial services, healthcare, manufacturing, transportation, education, retail, and the public sector. Additionally, as of February 29, 2024, we had more than 150,000 consumers subscribed to virtual primary care services through our PlushCare solution.
For the fiscal years ended February 28(29), 2024 and 2023, our total revenue was $414.3 million and $363.1 million, respectively, representing 14% year-over-year growth for fiscal 2024 compared to fiscal 2023. For the fiscal years ended February 28(29), 2024 and 2023, our net losses were $99.8 million and $459.7 million, respectively. Net loss for the fiscal year ended February 28, 2023 included a goodwill impairment charge of $299.7 million due to sustained decreases in our stock price and market capitalization in the first quarter of fiscal 2023. Refer to the section below under Critical Accounting Policies and Estimates titled “Accounting for Goodwill and Other Intangible Assets” and Note 4 to our consolidated financial statements for more details.
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
The primary cost of delivering our service includes the personnel costs of Accolade Care Advocates and clinicians, including registered nurses, physician medical directors, pharmacists, behavioral health specialists, women's health specialists, case management specialists, expert medical opinion providers and primary care physicians, as well as software and tools for telephony, workforce management, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of our solutions. As we support more customers with an increasing number of members over time, we expect that our support costs per member will decline due to economies of scale and improved operational efficiencies driven by continued enhancements of our technology platform and capabilities. We have experienced and expect to continue to achieve operational efficiencies realized from continued enhancements of our technology platform and capabilities.
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
Business Environment and Trends
While macroeconomic factors including inflation and geopolitical risk have not had a material adverse impact on our financial condition and results of operations to date, the future impact of these factors on our operational and financial performance will depend on certain developments, including U.S. unemployment and economic growth, changes in interest rates, impact on our customers and our sales cycles, impact on our marketing efforts, and any decreases of workforce or benefits spending by our customers, all of which are uncertain and cannot be predicted. Changing macroeconomic factors may affect our customers' desire to renew their contracts. If our customers undergo layoffs or reductions in force, our membership numbers would decrease, which would reduce our revenues. We may experience increased member attrition to the extent our existing customers reduce their respective workforces in response to changes in economic conditions. Any layoffs or reductions in employee headcounts by our commercial customers would result in a reduction in our base and variable PMPM fees. When customer headcount reductions occur, we may not experience the impact of changes to our customers’ headcounts immediately because employees that are on furlough or are receiving continued health coverage pursuant to COBRA may still have access to our services during such periods and would be included in our member count.
We believe our value proposition resonates with a broad audience of employers. Disruptions to traditional care consumption ignited by the COVID-19 pandemic have reinforced the need for navigation services, and that projected increases in healthcare costs (due to some combination of complications stemming from neglected conditions, pent-up demand for elective services, and strain on individuals’ mental health) prompt the need for solutions such as ours that bend the cost curve, and improve health outcomes, by driving good utilization up and wasteful utilization down.
We measure our performance through several metrics, including but not limited to customer satisfaction, member engagement, and care advocate availability. As gauged by these core performance metrics, service levels have been high, and member engagement and satisfaction have remained strong.
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
Achievement of Performance-Based Revenue
In most of our contracts, a portion of our potential fee is variable, subject to our achievement of performance metrics and the realization of savings in healthcare spend by our customers resulting from the utilization of our solutions, and thus we might record higher revenue in some quarters compared to others. Examples of performance metrics included in our customer contracts are achievement of specified member engagement levels, member satisfaction levels, and various operational metrics. Although we have earned over 90% of the aggregate maximum potential revenue under our contracts (measured on the corresponding calendar year basis) in fiscal years 2024 and 2023, our revenue and financial results in the future may vary as a result of our ability to earn this performance-based revenue. In addition, because our customers typically pay both the base PMPM fees and variable PMPM fees in advance on a periodic basis, any required refund as a result of our failure to earn the performance-based revenue could have a negative impact on cash flows.
Investments in Technology
Significant investments in our technology platform have enhanced our capabilities with respect to how we engage with our members and deliver our solutions and care interventions. By leveraging our technology in areas such as machine learning, predictive analytics, and multimodal communication, we believe we can generate more efficiencies in our operating model while simultaneously improving our ability to deliver better health outcomes and lower costs for both our members and our customers. We will continue to invest in our technology platform to empower our Accolade Care Advocates, our clinicians, and our members to further improve and optimize efficiencies in our operating model. However, our investments in our technology platform may be more expensive or take longer to develop than we expect and may not result in operational efficiencies.
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
Key Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance.

	February 28(29),
	2024	2023
Annual Contract Value (in millions)	$351.0	$309.1

	Year Ended February 28(29),
	2024	2023
Gross Dollar Retention	89%	87%
Annual Contract Value (ACV) — We believe ACV provides investors with useful information on period-to-period performance as evaluated by management, comparison with our past financial performance, and a view toward potential future financial performance. To calculate ACV, we treat each type of contract as detailed below.
ACV for advocacy customers represents the annualized value of our in-force contracts as of the measurement date, including base contractual revenue and the amount of performance-based variable revenue we expect to realize in the following fiscal year based on the number of members as of the measurement date and using a straight-line averaging of PMPM fees over the lives of the contracts. ACV also includes expert medical opinion and commercial virtual primary care customers. Pricing for these customers is either PMPM or per case/visit. For contracts with PMPM pricing, we calculate ACV as the number of members multiplied by the applicable annualized rate. For contracts with case/visit rate pricing, we calculate ACV as the expected usage during the following fiscal year multiplied by the applicable per case/visit rate. We do not include any consumer subscription revenue or consumer virtual primary care visit fees in ACV, as these arrangements are generally terminable within 30 days by the consumer.
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
Cost of Revenue, Excluding Depreciation and Amortization
Our cost of revenue, excluding depreciation and amortization, consists primarily of personnel costs including salaries, wages, bonuses, stock-based compensation expense and benefits, as well as software and tools for telephony, workforce management, business analytics, allocated overhead costs, certain member outreach costs, and other expenses related to delivery and implementation of our personalized technology-enabled solutions, expert medical opinion services, and virtual primary care services. We expect cost of revenue, excluding depreciation and amortization, to increase along with revenue growth over time but decrease as a percentage of revenue.
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
Sales and marketing. Sales and marketing expenses consist of personnel expenses, including sales commissions for our direct sales force and our market and business development workforce, as well as digital marketing costs, promotional costs, customer conferences, public relations, other marketing events, and allocated overhead costs. Sales and marketing expenses also include advertising and digital media costs associated with our efforts to acquire new consumer customers and build awareness for our direct to consumer offering. Personnel expenses include salaries, bonuses, stock-based compensation expense, and benefits for employees and contractors. We expect sales and marketing expense to increase in absolute dollars but remain relatively stable as a percentage of revenue over time.
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

Results of Operations
The following table presents a summary of our consolidated statements of operations for the periods indicated:

	Year Ended February 28(29),
	2024	2023

	(in thousands)
Revenue	$414,292	$363,142
Cost of revenue, excluding depreciation and amortization(1)	222,232	198,905
Operating expenses:
Product and technology(1)	99,159	101,347
Sales and marketing(1)	100,066	99,113
General and administrative(1)	62,124	81,209
Depreciation and amortization	45,164	46,377
Goodwill impairment	—	299,705
Total operating expenses	306,513	627,751
Loss from operations	(114,453)	(463,514)
Interest income, net	5,952	255
Other income (expense)	9,931	(15)
Loss before income taxes	(98,570)	(463,274)
Income tax benefit (expense)	(1,235)	3,624
Net loss	$(99,805)	$(459,650)
__________________________________________________
(1)The stock-based compensation expense included above was as follows:

	Year Ended February 28(29),
	2024	2023

	(in thousands)
Cost of revenue, excluding depreciation and amortization	$4,309	$4,794
Product and technology	29,991	24,995
Sales and marketing	14,243	17,275
General and administrative	12,398	25,580
Total stock‑based compensation	$60,941	$72,644

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	Year Ended February 28(29),
	2024	2023
Revenue	100%	100%
Cost of revenue, excluding depreciation and amortization	54%	55%
Operating expenses:
Product and technology	24%	28%
Sales and marketing	24%	27%
General and administrative	15%	22%
Depreciation and amortization	11%	13%
Goodwill impairment	—%	83%
Total operating expenses	74%	173%
Loss from operations	(28)%	(129)%
Interest income (expense), net	1%	—%
Other income (expense)	2%	—%
Loss before income taxes	(24)%	(128)%
Income tax benefit (expense)	—%	1%
Net loss	(24)%	(127)%
Comparison of Fiscal Years Ended February 28(29), 2024 and 2023
Revenue

	Year Ended February 28(29),		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$414,292	$363,142	$51,150	14%
Revenue increased $51.2 million, or 14%, to $414.3 million for the fiscal year ended February 29, 2024, referred to as fiscal 2024, as compared to $363.1 million for the fiscal year ended February 28, 2023, referred to as fiscal 2023. The increase was attributable to revenues derived from growth in the number of customers served and higher utilization of our services during fiscal 2024 as compared to the prior year. Revenue from usage-based fees increased $34.8 million, or 44%, to $113.8 million for fiscal 2024 as compared to $79.0 million for fiscal 2023. Revenue from access fees increased $16.3 million, or 6%, to $300.5 million for fiscal 2024 as compared to $284.1 million for fiscal 2023. The increase in access fee revenue reflects revenues associated with new customers, partially offset by the loss of a significant customer which represented $22.8 million of revenue in the prior year.
Cost of revenue, excluding depreciation and amortization

	Year Ended February 28(29),		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$222,232	$198,905	$23,327	12%
Cost of revenue, excluding depreciation and amortization increased $23.3 million, or 12%, to $222.2 million for fiscal 2024, as compared to $198.9 million for fiscal 2023. The increase was attributable primarily to $19.6 million in increased personnel and related costs to serve the customer base, $5.0 million in increased costs associated with third-party services and solutions from trusted suppliers, partially offset by $2.1 million in decreased member outreach costs, reflecting leverage of technology-driven efficiencies in order to digitize member outreach programs.

Operating expenses

	Year Ended February 28(29),		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Operating expenses:
Product and technology	$99,159	$101,347	$(2,188)	(2)%
Sales and marketing	100,066	99,113	953	1%
General and administrative	62,124	81,209	(19,085)	(24)%
Depreciation and amortization	45,164	46,377	(1,213)	(3)%
Goodwill impairment	—	299,705	(299,705)	(100)%
Total operating expenses	$306,513	$627,751	$(321,238)	(51)%
Product and technology. Product and technology expense decreased $2.2 million, or 2%, to $99.2 million for fiscal 2024, as compared to $101.3 million for fiscal 2023. The decrease was primarily driven by $6.3 million in decreased personnel and related costs, which included a $2.0 million decrease in severance costs associated with workforce realignment actions taken by management. The decrease was also driven by $2.5 million in higher capitalized software development costs associated with expanding our product offering features and scalability of our technology platform, and was partially offset by $5.0 million in increased stock-based compensation expense and $1.6 million increased software costs associated with tool expansion supporting our integrated product offering and evolution.
Sales and marketing. Sales and marketing expense increased $1.0 million, or 1%, to $100.1 million for fiscal 2024, as compared to $99.1 million for fiscal 2023. The increase was primarily driven by $12.0 million in marketing programs and consumer customer acquisition costs, partially offset by $8.7 million in decreased personnel and related costs, which included $2.1 million of decreased severance costs associated with workforce realignment actions taken by management, and $3.0 million in decreased stock-based compensation expense.
General and administrative. General and administrative expense decreased $19.1 million, or 24%, to $62.1 million for fiscal 2024, as compared to $81.2 million for fiscal 2023. The decrease was primarily due to $13.2 million in decreased stock-based compensation expense, $5.5 million in decreased personnel and related costs, which included $1.7 million of decreased severance costs associated with workforce realignment actions taken by management, and $1.2 million in decreased acquisition and integration-related charges, partially offset by $1.6 million increased software costs related to growth in the business and tool expansion.
Depreciation and amortization. Depreciation and amortization expense decreased $1.2 million, or 3%, to $45.2 million for fiscal 2024, as compared to $46.4 million for fiscal 2023. The decrease was primarily due to certain intangible assets becoming fully amortized during fiscal 2024.
Goodwill impairment. This operating expense represents the impairment charge taken as a result of the goodwill impairment test performed during the first quarter of fiscal 2023.
Interest income (expense), net

	Year Ended February 28(29),		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest income, net	$5,952	$255	$5,697	2,234%
Interest income, net increased $5.7 million, or 2,234%, to $6.0 million for fiscal 2024, as compared to $0.3 million for fiscal 2023. The increase was primarily due to an additional $5.4 million of interest income generated from our cash and cash equivalents during fiscal 2024 as compared to fiscal 2023, primarily due to higher market interest rates.

Other income (expense), net

	Year Ended February 28(29),		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$9,931	$(15)	$9,946	66,307%
Other income (expense), net increased $9.9 million, or 66,307%, to $9.9 million for fiscal 2024, as compared to $0.0 million for fiscal 2023. The increase was primarily due to a net gain of $9.3 million on the repurchase and cancellation of convertible notes during fiscal 2024 compared to the prior year period.

Certain Non-GAAP Financial Measures
We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	Year Ended February 28(29),
	2024	2023
	(in thousands, except percentages)
Adjusted Gross Profit	$197,055	$170,056
Adjusted Gross Margin	47.6%	46.8%
Adjusted EBITDA	$(7,491)	$(36,505)
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

	Year Ended February 28(29),
	2024	2023
	(in thousands, except percentages)
Revenue	$414,292	$363,142
Cost of revenue, excluding depreciation and amortization	(222,232)	(198,905)
Amortization of acquired intangible assets, cost of revenue	(28,048)	(28,075)
Depreciation of property and equipment, cost of revenue	(5,213)	(3,677)
GAAP gross profit	$158,799	$132,485
GAAP gross margin	38.3%	36.5%

GAAP gross profit	$158,799	$132,485
Amortization of acquired intangible assets, cost of revenue	28,048	28,075
Depreciation of property and equipment, cost of revenue	5,213	3,677
Stock‑based compensation, cost of revenue	4,309	4,794
Severance costs, cost of revenue	686	1,025
Adjusted Gross Profit	$197,055	$170,056
Adjusted Gross Margin	47.6%	46.8%
GAAP gross margin for fiscal 2024 increased to 38.3% from 36.5% for fiscal 2023. Adjusted Gross Margin for fiscal 2024 increased to 47.6% from 46.8% for fiscal 2023. The increases in GAAP gross margin and Adjusted Gross Margin were driven primarily by cost efficiencies resulting from initiatives to optimize staffing costs and service delivery by leveraging technology to automate elements of service delivery and member experience processes, and by hiring certain roles in lower cost geographies.
The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	Year Ended February 28(29),
	2024	2023
	(in thousands)
Net loss	$(99,805)	$(459,650)
Adjusted for:
Interest expense (income), net	(5,952)	(255)
Income tax (benefit) expense	1,235	(3,624)
Depreciation and amortization	45,164	46,377
Stock‑based compensation	60,941	72,644
Acquisition and integration‑related costs(1)	(7)	1,218
Goodwill impairment	—	299,705
Severance costs(2)	864	7,065
Other expense (income)(3)	(9,931)	15
Adjusted EBITDA	$(7,491)	$(36,505)
Liquidity and Capital Resources
We had cash and cash equivalents of $185.7 million and marketable securities of $51.3 million as of February 29, 2024 totaling an aggregate of $237.0 million of cash, cash equivalents, and marketable securities. Our cash equivalents are comprised primarily of money market accounts held at banks and U.S. treasury bills with original maturities of less than three months. Marketable securities are comprised of U.S. government debt, commercial paper, and U.S. agency debt with original maturities greater than three months. Management believes the Company's cash, cash equivalents, and marketable securities, plus customer revenues and advances and available borrowings under its debt facility, are sufficient to fund its operations through at least the next 12 months from the issuance of this Annual Report on Form 10-K.
Our Debt Arrangements
In March 2021, we issued an aggregate of $287.5 million principal amount of 0.50% Convertible Senior Notes due 2026 (the Notes), including the exercise in full by the initial purchasers of their option to purchase up to an additional $37.5 million aggregate principal amount of the Notes, pursuant to an Indenture dated as of March 29, 2021 (the Indenture), between us and U.S. Bank National Association, as trustee. During the year ended February 29, 2024, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $76.5 million aggregate principal amount of the Notes for an aggregate cash repurchase price of $66.2 million. We subsequently cancelled the repurchased Notes. After the cancellation, $211.0 million aggregate principal amount of the Notes remained outstanding. The Notes bear interest at a rate of 0.50% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019. The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.2 million. These letters of credit are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $72.6 million as of February 29, 2024. On July 19, 2022, we entered into an amendment to extend the term until July 19, 2024, documented the transition from the prior LIBOR interest rate index to the BSBY rate, and established new minimum covenant revenue targets. The term will automatically be extended to July 19, 2025 if we have at least $200.0 million in consolidated net cash as of May 31, 2024.
We were in compliance with all such applicable covenants as of February 29, 2024, and believe we are in compliance as of the date of this Annual Report on Form 10-K. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.
Material Cash Requirements
As of February 29, 2024, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:
•Principal and interest obligations on convertible debt – As discussed in detail above, the $211.0 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 9 to our consolidated financial statements for more details.
•Operating leases – We have entered into operating leases, primarily for office space. See Note 6 to our consolidated financial statements for more details.
•Other purchase obligations – We have entered into certain arrangements that include obligations to make significant future purchases. The majority of these purchases are not expected to be made over the next 12 months. See Note 14 to our consolidated financial statements for more details.
•Other material cash requirements – In addition to the above, our material cash requirements also include compensation and benefits expenses for our employees, severance for terminated employees, expenses for software and third-party services, and other miscellaneous expenses.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended February 28(29),
	2024	2023
	(in thousands)
Net cash used in operating activities	$(16,169)	$(40,705)
Net cash used in investing activities	(63,629)	(7,228)
Net cash provided (used) by financing activities	(55,567)	3,163
Operating Activities.
Net cash used in operating activities decreased by $24.5 million to $16.2 million during fiscal 2024 from $40.7 million during fiscal 2023, primarily due to increased performance of the business including growth in revenues and gross profit which, combined with certain measures we initiated in fiscal 2023 through strategic reductions in the Company's workforce, resulted in a reduction in cash used in operating activities.
Investing Activities.
Net cash used in investing activities increased by $56.4 million to $63.6 million during fiscal 2024 from $7.2 million during fiscal 2023, primarily due to $51.1 million of cash invested in marketable securities.
Financing Activities.
Net cash provided (used) by financing activities decreased by $58.7 million to $(55.6) million during fiscal 2024 from $3.2 million during fiscal 2023, primarily due to $65.8 million paid to repurchase convertible notes, partially offset by $5.0 million in increased proceeds from stock option exercises.
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
Revenue Recognition
We generate revenue by providing customers access to our advocacy, expert medical opinion, and virtual primary care services, as well as through usage of our expert medical opinion and virtual primary care services. Contracts with customers that include expert medical opinion or virtual primary care services may contain either an access fee, a usage-based fee, or both.
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
Usage-based fees
We also generate revenue when members use the expert medical opinion and virtual primary care services that are billed based on usage. Many, but not all, contracts with customers contain usage-based fees. For any usage-based fees, we satisfy these performance obligations over time and recognize revenue in the amount of consideration for which we have the right to invoice using the as-invoiced practical expedient for any consultations or visits sold to commercial customers as well as any non-insured consultations or visits related to virtual primary care services sold directly to consumers. For any consultations or visits that are paid through insurance claims, we recognize revenue as the consultations and visits occur in an amount that reflects the consideration that is expected based upon then-current prices and historical experience from insurance payors. In prior periods, the Company referred to usage-based fees as "utilization-based fees."
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
The subjective assumption used in the Black-Scholes option pricing model, other than the fair value of our common stock (prior to our IPO), is estimated as follows:
•Expected volatility. Since a public market for our common stock did not exist prior to our IPO in July 2020 and, therefore, we do not have an extensive trading history of our common stock, we estimated the expected volatility based on the volatility of similar publicly-held entities (guideline companies) over a period equivalent to the expected term of the awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to continue to consistently apply this process using the same or similar guideline companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available.
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

During the three months ended November 30, 2023, the Company determined that the decline in the price of its stock, which resulted in a corresponding decline in market capitalization, constituted a triggering event. The Company evaluated whether changes in the Company's market capitalization indicated that the carrying value of goodwill was impaired. As a result of this evaluation, the Company determined that there was no impairment as of November 30, 2023. The Company also performed its annual evaluation of the recoverability of goodwill during the fourth quarter and concluded that there was no impairment.
No impairments were recorded to goodwill or intangible assets during the year ended February 29, 2024. As a result of sustained decreases in our stock price and market capitalization, we conducted an impairment test of our goodwill as of May 31, 2022. As a result of this testing, we recorded a $299.7 million non-cash goodwill impairment charge (equivalent to $4.20 per basic and diluted share) during the year ended February 28, 2023. Our May 31, 2022 goodwill impairment test reflected an allocation of 70% and 30% between the income and market-based approaches, respectively. We believe the 70% weighting to the income-based approach is appropriate as it more directly reflects our future growth and profitability expectations. Significant inputs into the valuation models included the discount rate, revenue market multiples, and estimated future cash flows. We used a discount rate of 11% and guideline peer group and public transaction revenue multiples between 1.1x and 1.8x current and forward-looking revenues in the goodwill impairment test.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk
We had cash and cash equivalents of $185.7 million and marketable securities of $51.3 million as of February 29, 2024, totaling an aggregate of $237.0 million of cash, cash equivalents, and marketable securities as of February 29, 2024, and we had cash and cash equivalents of $321.1 million as of February 28, 2023. Our cash equivalents are comprised primarily of cash and money market accounts held at banks and U.S. treasury bills with original maturities of less than three months. Our marketable securities are comprised of U.S. government debt, commercial paper, and U.S. agency debt with original maturities greater than three months. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

In addition, our 2019 Revolver has a variable interest rate which, if drawn upon, would subject us to risks associated with changes in that interest rate. During fiscal 2024, we had no borrowings under the 2019 Revolver.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2024. Based on the evaluation of our disclosure controls and procedures as of February 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of February 29, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of February 29, 2024.
KPMG LLP, the Company’s independent registered public accounting firm, was appointed by the Board of Directors and ratified by our Company’s stockholders to render an opinion regarding our internal control over financial reporting, which appears below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended February 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Accolade, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Accolade, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 29, 2024 and February 28, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended February 29, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated April 25, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
April 25, 2024

Item 9B.    Other Information
Trading Arrangements
On February 12, 2024, Stephen Barnes, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The plan is for the exercise of up to 78,000 non-qualified stock options and the sale of the number of shares of common stock as is necessary to cover exercise costs, fees, and tax withholding obligations incurred in connection with the exercise (the Sell-to-Cover Shares). The plan terminates on the earlier of (1) the date all non-qualified stock options under the plan are exercised and related Sell-to-Cover Shares are sold and (2) December 13, 2024.
On February 22, 2024, Colin McHugh, our Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for the sale of up to 15,602 shares of our common stock. The plan terminates on the earlier of (1) the date all shares under the plan are sold and (2) July 12, 2024.
On February 26, 2024, Richard Eskew, our Executive Vice President, General Counsel, and Chief Compliance Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for (1) the sale of up to 6,474 shares of our common stock in amounts determined in accordance with a formula set forth in the plan, (2) the exercise and sale of stock options up to 18,925 shares, and (3) the exercise of up to options up to 30,250 shares. The plan terminates on the earlier of the date all the shares under the plan are sold or exercised, as applicable, and November 22, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, and the information to be included in the 2024 Proxy Statement is incorporated herein by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” if applicable, in our 2024 Proxy Statement.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation—Compensation Discussion and Analysis” and “Director Compensation” in our 2024 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions With Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2024 Proxy Statement.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” in our 2024 Proxy Statement.
Part IV
Item 15.    Exhibit and Financial Statement Schedules
The following documents are filed as part of this report:
1.The consolidated financial statements of Accolade, Inc. and subsidiaries are included beginning from the section titled “Index to Consolidated Financial Statements” commencing on page F-1.
2.All financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.
3.The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger by and among the Registrant, Maestro Merger Sub, LLC, Innovation Specialists LLC D/B/A 2nd.MD and Shareholder Representative Services, LLC dated January 14, 2021	8-K	001-39348	2.1	March 4, 2021
2.2†	Agreement and Plan of Merger, dated April 22, 2021, by and among Registrant, Panda Merger Sub, Inc., PlushCare, Inc., and Fortis Advisors LLC, as stockholder representative, as amended	8-K	001-39348	2.1	June 10, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39348	3.1	July 10, 2020
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-236786	3.4	February 28, 2020
4.1	Form of common stock certificate of the Registrant	S-1	333-236786	4.1	February 28, 2020
4.2	Fifth Amended and Restated Registration Rights Agreement by and among the Registrant and Certain of Its Stockholders, dated October 2, 2019	S-1	333-236786	4.2	February 28, 2020
4.3	Indenture, dated as of March 29, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-39348	4.1	March 29, 2021
4.4	Form of Global Note, representing the Registrant’s 0.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3 to this 10-K).	8-K	001-39348	4.2	March 29, 2021
4.5	Description of the Registrant’s Securities	10-K	001-39348	4.6	May 7, 2021
10.1*	Accolade, Inc. Amended and Restated 2007 Stock Option Plan, and forms of agreements thereunder	S-1	333-236786	10.1	June 16, 2020
10.2*	Accolade, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder	S-1	333-236786	10.2	June 16, 2020
10.3*	Accolade, Inc. 2020 Employee Stock Purchase Plan	S-1	333-236786	10.3	June 16, 2020
10.4*	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer	S-1	333-236786	10.4	February 28, 2020
10.5*	Employment Agreement by and between the Registrant and Rajeev Singh dated October 2015	S-1	333-236786	10.5	February 28, 2020
10.6*	Offer Letter by and between the Registrant and Stephen Barnes dated December 1, 2014	S-1	333-254291	10.6	March 15, 2021

10.7*	Offer Letter by and between the Registrant and Robert Cavanaugh dated October 26, 2015	S-1	333-236786	10.7	February 28, 2020
10.8*	Form of Vesting Acceleration Agreement	10-Q	001-39348	10.1	July 1, 2022
10.9	Credit Agreement by and among the Registrant, Comerica Bank and Western Alliance Bank dated July 19, 2019	S-1	333-236786	10.11	February 28, 2020
10.10+	First Amendment to Credit Agreement dated August 21, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	August 25, 2020
10.11	Second Amendment to Credit Agreement dated September 11, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	10-Q	001-39348	10.8	October 14, 2020
10.12	Third Amendment to Credit Agreement dated November 6, 2020 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	November 9, 2020
10.13+	Fourth Amendment to Credit Agreement dated March 2, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	March 4, 2021
10.14	Fifth Amendment to Credit Agreement dated March 23, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	10-K	001-39348	10.13	May 7, 2021
10.15	Sixth Amendment to Credit Agreement dated May 26, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	8-K	001-39348	10.1	June 1, 2021
10.16	Seventh Amendment to Credit Agreement dated May 26, 2021 by and among the Registrant, Comerica Bank and Western Alliance Bank	10-Q	001-39348	10.1	October 6, 2023
10.17	Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated February 22, 2007	S-1	333-236786	10.14	February 28, 2020
10.18	First Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated July 24, 2008	S-1	333-236786	10.15	February 28, 2020
10.19	Second Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated March 3, 2009	S-1	333-236786	10.16	February 28, 2020
10.20	Third Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated August 5, 2010	S-1	333-236786	10.17	February 28, 2020

10.21	Fourth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated August 10, 2011	S-1	333-236786	10.18	February 28, 2020
10.22	Fifth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated January 31, 2012	S-1	333-236786	10.19	February 28, 2020
10.23	Sixth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated March 7, 2012	S-1	333-236786	10.20	February 28, 2020
10.24	Seventh Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated October 23, 2012	S-1	333-236786	10.21	February 28, 2020
10.25	Eighth Amendment to Lease by and between the Registrant and Brandywine Operating Partnership, L.P. dated December 1, 2017	S-1	333-236786	10.22	February 28, 2020
10.26	Office Lease by and Between the Registrant and 1201 Tab Owner, LLC dated May 28, 2019	S-1	333-236786	10.31	February 28, 2020
10.27*	Amended and Restated Non-Employee Director Compensation Policy	S-1	333-254291	10.31	March 15, 2021
10.28*	Master Services Agreement by and between United Healthcare Services, Inc. and Innovation Specialists, LLC d/b/a 2nd.MD dated December 19, 2016.	S-1/A	333-254291	10.32	April 1, 2021
10.29*	Statement of Work No. 3 to the Master Services Agreement by and Between United Healthcare Services, Inc. and Innovation Specialists, LLC d/b/a 2nd.MD dated September 1, 2019.	S-1/A	333-254291	10.33	March 15, 2021
21.1	Subsidiaries of the Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1˄	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Accolade - Dodd-Frank Clawback Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
*Indicates management contract or compensatory plan.
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
˄This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16.    Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 25, 2024.

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

Signature	Title	Date

/s/ Rajeev Singh	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 25, 2024
Rajeev Singh

/s/ Stephen Barnes	Chief Financial Officer (Principal Financial Officer)	April 25, 2024
Stephen Barnes

/s/ Colin McHugh	Chief Accounting Officer (Principal Accounting Officer)	April 25, 2024
Colin McHugh

/s/ Jeffrey Brodsky	Director	April 25, 2024
Jeffrey Brodsky

/s/ Michael Hilton	Director	April 25, 2024
Michael Hilton

/s/ Jeffrey Jordan	Director	April 25, 2024
Jeffrey Jordan

/s/ Cindy Kent	Director	April 25, 2024
Cindy Kent

/s/ Peter Klein	Director	April 25, 2024
Peter Klein

/s/ Dawn Lepore	Director	April 25, 2024
Dawn Lepore

/s/ Elizabeth Nabel	Director	April 25, 2024
Elizabeth Nabel

/s/ Patricia Wadors	Director	April 25, 2024
Patricia Wadors

ACCOLADE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Accolade, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Accolade, Inc. and subsidiaries (the Company) as of February 29, 2024 and February 28, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended February 29, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended February 29, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 29, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 25, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over revenue
As discussed in Note 2(l) to the consolidated financial statements, the Company generates revenue by providing customers access to its advocacy, expert medical opinion, and virtual primary care services, as well as through usage of its expert medical opinion and virtual primary care services. The Company’s revenue includes multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams. As discussed in Note 3, the Company recorded $414,292 thousand of revenue for the year ended February 29, 2024.
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
Philadelphia, Pennsylvania
April 25, 2024

ACCOLADE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	February 28(29),
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$185,718	$321,083
Marketable securities	51,315	—
Accounts receivable, net	21,800	23,435
Unbilled revenue	5,902	3,260
Current portion of deferred contract acquisition costs	4,369	4,022
Prepaid and other current assets	15,808	14,149
Total current assets	284,912	365,949
Property and equipment, net	19,140	14,763
Operating lease right-of-use assets	28,340	29,525
Goodwill	278,191	278,191
Intangible assets, net	165,407	203,202
Deferred contract acquisition costs	9,608	9,815
Other assets	2,553	1,624
Total assets	$788,151	$903,069
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,749	$10,155
Accrued expenses and other current liabilities	10,736	11,744
Accrued compensation	23,392	39,346
Due to customers	18,552	15,694
Current portion of deferred revenue	34,770	35,191
Current portion of operating lease liabilities	6,651	7,284
Total current liabilities	107,850	119,414
Loans payable, net of unamortized issuance costs	208,482	282,323
Operating lease liabilities	26,077	27,189
Other noncurrent liabilities	156	203
Deferred revenue	121	154
Total liabilities	342,686	429,283
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 78,070,781 and 73,089,075 shares issued and outstanding at February 28(29), 2024 and 2023, respectively	8	7
Additional paid‑in capital	1,499,603	1,428,073
Accumulated other comprehensive loss	(47)	—
Accumulated deficit	(1,054,099)	(954,294)
Total stockholders’ equity	445,465	473,786
Total liabilities and stockholders’ equity	$788,151	$903,069
See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Fiscal Year Ended February 28(29),
	2024	2023	2022
Revenue	$414,292	$363,142	$310,021
Cost of revenue, excluding depreciation and amortization	222,232	198,905	169,019
Operating expenses:
Product and technology	99,159	101,347	83,664
Sales and marketing	100,066	99,113	86,765
General and administrative	62,124	81,209	99,106
Depreciation and amortization	45,164	46,377	42,608
Goodwill impairment	—	299,705	—
Change in fair value of contingent consideration	—	—	(45,416)
Total operating expenses	306,513	627,751	266,727
Loss from operations	(114,453)	(463,514)	(125,725)
Interest income (expense), net	5,952	255	(2,905)
Other income (expense)	9,931	(15)	(133)
Loss before income taxes	(98,570)	(463,274)	(128,763)
Income tax benefit (expense)	(1,235)	3,624	5,639
Net loss	$(99,805)	$(459,650)	$(123,124)
Net loss per share, basic and diluted	$(1.33)	$(6.45)	$(1.93)
Weighted‑average common shares outstanding, basic and diluted	74,906,938	71,279,831	63,823,270

Other comprehensive loss:
Unrealized loss on marketable securities, net	$(47)	$—	$—
Comprehensive loss	$(99,852)	$(459,650)	$(123,124)
See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except shares)

	Common stock		Additional paid‑in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total
	Shares	Amount
Balance, February 28, 2021	55,699,052	$6	$762,362	$—	$(371,520)	$390,848
Issuance of common stock in connection with acquisitions	10,219,443	1	456,592	—	—	456,593
Issuance of replacement awards in connection with acquisitions	—	—	6,729	—	—	6,729
Contingent share earnout in connection with acquisitions	—	—	73,481	—	—	73,481
Exercise of stock options and vesting of restricted stock units	1,039,144	—	8,522	—	—	8,522
Purchase of capped calls	—	—	(34,503)	—	—	(34,503)
Issuance of common stock in connection with the employee stock purchase plan	140,838	—	4,309	—	—	4,309
Stock‑based compensation expense	—	—	72,939	—	—	72,939
Net loss	—	—	—	—	(123,124)	(123,124)
Balance, February 28, 2022	67,098,477	$7	$1,350,431	$—	$(494,644)	$855,794
Settlement of acquisition-related contingent consideration	3,304,729	—	—	—	—	—
Exercise of stock options and vesting of restricted stock units	2,125,524	—	2,071	—	—	2,071
Issuance of common stock in connection with the employee stock purchase plan	560,345	—	2,927	—	—	2,927
Stock‑based compensation expense	—	—	72,644	—	—	72,644
Net loss	—	—	—	—	(459,650)	(459,650)
Balance, February 28, 2023	73,089,075	$7	$1,428,073	$—	$(954,294)	$473,786
Exercise of stock options and vesting of restricted stock units	4,375,007	1	7,010	—	—	7,011
Issuance of common stock in connection with the employee stock purchase plan	512,235	—	3,579	—	—	3,579
Release of indemnity shares in connection with acquisition	94,464	—	—	—	—	—
Stock‑based compensation expense	—	—	60,941	—	—	60,941
Other comprehensive loss	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(99,805)	(99,805)
Balance, February 29, 2024	78,070,781	$8	$1,499,603	$(47)	$(1,054,099)	$445,465
See accompanying notes to consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended February 28(29),
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(99,805)	$(459,650)	$(123,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	299,705	—
Depreciation and amortization expense	45,164	46,377	42,608
Amortization of deferred contract acquisition costs	5,437	3,698	2,945
Change in fair value of contingent consideration	—	—	(45,416)
Deferred income taxes	—	(3,997)	(6,132)
Noncash interest expense (income)	1,540	1,660	1,673
Accretion of discounts/premiums on marketable securities, net	(215)	—	—
Stock‑based compensation expense	60,941	72,644	72,939
Gain on repurchase of convertible notes	(9,268)	—	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(1,007)	4,106	(11,829)
Accounts payable and accrued expenses	3,380	1,131	(1,899)
Deferred contract acquisition costs	(5,575)	(7,314)	(4,148)
Deferred revenue and due to customers	2,404	3,634	13,986
Accrued compensation	(15,953)	157	(2,519)
Other liabilities	(607)	1,627	(106)
Other assets	(2,605)	(4,483)	(1,328)
Net cash used in operating activities	(16,169)	(40,705)	(62,350)
Cash flows from investing activities:
Capitalized software development costs	(7,547)	(5,123)	(1,096)
Purchases of property and equipment	(4,935)	(2,105)	(2,521)
Purchase of marketable securities	(51,147)	—	(99,998)
Sale of marketable securities	—	—	99,998
Cash paid for acquisitions, net of cash acquired	—	—	(259,996)
Net cash used in investing activities	(63,629)	(7,228)	(263,613)
Cash flows from financing activities:
Payments for repurchase of convertible notes	(65,808)	—	—
Payments for debt extinguishment costs	(355)	—	—
Proceeds from employee stock purchase plan	3,579	2,927	4,703
Proceeds from stock option exercises	7,017	2,064	8,600
Payment of contingent consideration for acquisition	—	(1,828)	—
Payments of equity issuance costs	—	—	(60)
Payment of debt issuance costs	—	—	(8,368)
Payment for purchase of capped calls	—	—	(34,443)
Proceeds from borrowings on debt	—	—	287,500
Net cash provided (used) by financing activities	(55,567)	3,163	257,932
Net decrease in cash and cash equivalents	(135,365)	(44,770)	(68,031)
Cash and cash equivalents, beginning of period	321,083	365,853	433,884
Cash and cash equivalents, end of period	$185,718	$321,083	$365,853
Supplemental cash flow information:
Interest paid	$1,640	$1,640	$930
Fixed assets included in accounts payable	$28	$771	$161
Other receivable related to stock option exercises	$6	$13	$4
Income taxes paid	$402	$157	$122
Common stock issued in connection with acquisitions	$—	$—	$455,586
Replacement awards issued in connection with acquisitions	$—	$—	$6,729
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
(b)    Liquidity
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
(2) Summary of Significant Accounting Policies
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
The PCs are variable interest entities (VIE) to the Company. Under Accounting Standards Codification Subtopic 810 – Consolidation, the Company is considered the PC’s primary beneficiary because the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and absorbs the residual benefits and losses from the VIE’s operations. Consequently, the Company consolidates the operations of the PCs. PC assets were $31,148 as of February 29, 2024 which consisted primarily of amounts receivable from PlushCare, Inc. PC liabilities were $15,276 as of February 29, 2024 and consisted primarily of amounts due to Accolade, Inc. and accrued compensation.
The PCs and the Company are independent entities, and as such creditors of the PCs do not have recourse against the Company in the event of default by the PCs. Additionally, the PCs’ non-cash assets are available to the Company to satisfy obligations or for other corporate purposes.

(b)    Use of Estimates
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
(c)    Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash equivalents, marketable securities, accounts receivable, unbilled revenue, other current assets, accounts payable, and accrued expenses approximates fair value due to the short-term nature of those instruments.
The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Inputs that are generally unobservable and typically reflect the Company’s estimate of assumptions that market participants would use in pricing the asset or liability.
(d)    Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash in banks and highly liquid investments, including U.S. treasury bills purchased with an original maturity of three months or less. Cash equivalents consist of investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these instruments.
(e)    Marketable Securities
The Company classifies its marketable securities as available-for-sale, which include securities with original maturities of greater than three months. These securities are carried at fair market value and unrealized gains and losses are recorded to accumulated other comprehensive loss. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield.
(f)    Accounts Receivable and Unbilled Revenue
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company records unbilled revenue for services performed on contracts for amounts not yet billed to customers.
(g)    Property and Equipment
Property and equipment are recorded at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives.

Useful lives for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Office equipment and furniture	7 years
Computer equipment	3-5 years
Computer software	3-5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
(h)    Capitalized Internal-Use Software Costs
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
For the fiscal years ended February 28(29), 2024, 2023, and 2022, the Company capitalized $6,938, $5,709, and $1,096, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the fiscal years ended February 28(29), 2024, 2023, and 2022 was $2,761, $1,196, and $2,387, respectively.
(i)    Impairment of Long-Lived Assets
The Company reviews long-lived assets, such as property and equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. There were no long-lived asset impairment charges recorded during the fiscal years ended February 28(29), 2024, 2023, and 2022.
(j)    Intangible Assets
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
(k)    Goodwill
Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to evaluations of its recoverability annually and upon the identification of a triggering event. The Company has a single reporting unit and all goodwill relates to that reporting unit.
The Company performs an impairment analysis of goodwill on an annual basis in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded. A goodwill impairment loss was recorded during the first quarter of fiscal 2023. See Note 4 for further information. The Company did not recognize a goodwill impairment charge in the fiscal year ended February 29, 2024.

(l)    Revenue and Deferred Revenue
Revenue Recognition
The Company generates revenue by providing customers access to its advocacy, expert medical opinion, and virtual primary care services, as well as through usage of its expert medical opinion and virtual primary care services. Contracts with customers that include expert medical opinion or virtual primary care services may contain either an access fee, a usage-based fee, or both.
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
Usage-based fees
The Company also generates revenue when members use the expert medical opinion and virtual primary care services that are billed based on usage. Many, but not all, contracts with customers contain usage-based fees. For any usage-based fees, the Company satisfies these performance obligations over time and recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient for any consultations or visits sold to commercial customers as well as any non-insured consultations or visits related to virtual primary care services sold directly to consumers. For any consultations or visits that are paid through insurance claims, the Company recognizes revenue as the consultations and visits occur in an amount that reflects the consideration that is expected based upon then-current prices and historical experience from insurance payors. In prior periods, the Company referred to usage-based fees as "utilization-based fees."
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
(m)    Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and marketable securities. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money market funds and U.S. treasury bills with original maturities of three months or less. Marketable securities are comprised of U.S. government debt, commercial paper, and U.S. agency debt with original maturities greater than three months. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.

(n)    Stock-Based Compensation
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
(o)    Cost of Revenue, excluding Depreciation and Amortization
Cost of revenue, excluding depreciation and amortization, consists primarily of personnel costs including salaries, wages, overtime, bonuses, stock-based compensation expense, and benefits, as well as software and tools for telephony, business analytics, allocated overhead costs, and other expenses related to delivery and implementation of the Company’s personalized technology-enabled solutions.
(p)    Product and Technology
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
(q)    Income Taxes
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
(r)    Segments
The Company’s chief operating decision maker, its Chief Executive Officer, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment.
As of February 28(29), 2024, 2023, and 2022, substantially all of Accolade’s long-lived assets were located in the United States, and all revenue was earned in the United States.

(s)    Leases
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
(t)    Recently Issued Accounting Pronouncements
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanding disclosures of an entity's income tax rate reconciliation and income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. Upon adoption, this standard will result in additional required disclosures being included in the Company's consolidated financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements and related disclosures.

(3) Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Year Ended February 28(29),
	2024	2023	2022
Access fees	$300,489	$284,144	$264,612
Usage-based fees	113,803	78,998	45,409
Total	$414,292	$363,142	$310,021
As of February 29, 2024, revenue is expected to be recognized from remaining performance obligations as follows:

Year Ending February 28(29),
2025	$155,157
2026	49,937
2027	12,154
2028	652
2029	274
Total	$218,174
The expected revenue includes variable fee estimates for access fee revenue during the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained, direct-to-consumer revenues, and usage-based revenues.
Significant changes to the contract liability balances during the fiscal years ended February 28(29), 2024 and 2023 were the result of revenue recognized and net cash received. During the fiscal years ended February 28(29), 2024 and 2023, changes in the deferred revenue balances were the result of recognized revenue of $34,941 and $30,567, respectively, that were included in deferred revenue. In addition, significant changes to the contract asset balances during the fiscal years ended February 28(29), 2024 and 2023 were the result of revenue recognized and transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.
Revenue related to performance obligations satisfied in prior periods that was recognized during the years ended February 28(29), 2024 and 2023 was $5,142 and $3,768, respectively. These changes in amounts were primarily due to the inclusion of consideration that was previously constrained related to the Company’s achievement of healthcare cost savings.
Cost to obtain and fulfill a contract
The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying consolidated balance sheets. The Company capitalized commission costs of $3,913 and $6,016 for the years ended February 28(29), 2024 and 2023, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.
Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $3,950, $2,695, and $2,080 for the fiscal years ended February 28(29), 2024, 2023, and 2022, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.

For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $1,645 and $1,303 for the fiscal years ended February 28(29), 2024 and 2023, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenues in the Company’s consolidated statements of operations and totaled $1,486, $1,002, and $865 for the fiscal years ended February 28(29), 2024, 2023, and 2022, respectively.
(4) Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

Balance, February 28, 2022	$577,896
Impairment during the year ended February 28, 2023	(299,705)
Balance, February 28(29), 2023 and 2024	$278,191
Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. During the three months ended November 30, 2023, the Company determined that the decline in the price of its stock, which resulted in a corresponding decline in market capitalization, constituted a triggering event. The Company evaluated whether changes in the Company's market capitalization indicated that the carrying value of goodwill was impaired. As a result of this evaluation, the Company determined that there was no impairment as of November 30, 2023. The Company also performed its annual evaluation of the recoverability of goodwill during the fourth quarter and concluded that there was no impairment.
No impairments were recorded to goodwill or intangible assets during the year ended February 29, 2024. During the year ended February 28, 2023, as a result of sustained decreases in the Company’s stock price and market capitalization, the Company conducted an impairment test of its goodwill and intangible assets as of May 31, 2022. As a result of this testing, the Company recorded a non-cash goodwill impairment charge of $299,705 (equivalent to $4.20 per basic and diluted share for the year ended February 28, 2023) during the first quarter of fiscal 2023.
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

Intangible assets consisted of the following:

	As of February 29, 2024				As of February 28, 2023
	Weighted Avg. Remaining Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Customer relationships	17.0	$124,050	$(21,925)	$102,125	$124,050	$(15,353)	$108,697
Technology	2.0	111,526	(68,094)	43,432	111,526	(45,046)	66,480
Supplier-based network	2.0	25,000	(15,000)	10,000	25,000	(10,000)	15,000
Trade name	7.2	13,700	(3,850)	9,850	13,700	(2,483)	11,217
Non-compete agreement	0.0	9,300	(9,300)	—	9,300	(7,492)	1,808
		$283,576	$(118,169)	$165,407	$283,576	$(80,374)	$203,202
Amortization expense for intangible assets was $37,795, $41,488, and $36,590 during the years ended February 28(29), 2024, 2023, and 2022, respectively.
Amortization expense over the remaining life of the intangible assets will be recognized as follows:

Year Ending February 28(29),
2025	$34,143
2026	32,125
2027	9,403
2028	7,370
2029	7,370
Thereafter	74,996
$165,407
(5) Property and Equipment
Property and equipment consisted of the following:

	February 28(29),
	2024	2023
Capitalized software development costs	$46,032	$39,097
Computer software	6,077	6,026
Computer equipment	14,200	12,363
Office equipment, furniture, and leasehold improvements	11,728	12,120
	78,037	69,606
Less accumulated depreciation	(58,897)	(54,843)
Total	$19,140	$14,763
Depreciation and amortization expense related to property and equipment was $7,369, $4,889, and $6,018 for the fiscal years ended February 28(29), 2024, 2023, and 2022, respectively.
(6) Leases
The Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) on February 28, 2022, with an effective date of adoption of March 1, 2021, using the modified retrospective approach. The Company has operating leases for offices and certain equipment under non-cancelable leases in the United States and Czech Republic. These leases have remaining terms of up to 7 years. The Company had no finance leases during the years ended February 28(29), 2024, 2023, and 2022.
The components of operating lease cost recorded in the consolidated statements of operations were as follows:

	Year Ended February 28(29),
	2024	2023	2022
Operating lease cost	$7,285	$7,575	$7,169
Variable lease cost	2,253	2,042	1,691
Short-term lease cost	465	—	—
Less: sublease income	(52)	—	—
Total lease cost	$9,951	$9,617	$8,860
The following table sets forth the cash flows related to the Company’s leases:

	Year Ended February 28(29),
Cash Flow Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,293	$8,569	$8,310
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,841	$2,170	$3,564
The following table sets forth the weighted-average remaining term and weighted-average discount rate for the Company’s leases as of February 29, 2024:

Supplemental Information	February 29, 2024
Weighted-average remaining lease term (years)	5.0
Weighted-average discount rate	5.8%
As of February 29, 2024, the future minimum lease payments under non-cancelable operating leases were as follows:

Year Ending February 28(29),
2025	$8,580
2026	8,582
2027	7,361
2028	4,567
2029	3,730
Thereafter	4,925
Total lease payments	37,745
Less: Imputed interest	(5,017)
Total lease liabilities	$32,728

(7) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	February 28(29),
	2024	2023
Current portion of loans payable, net of unamortized issuance cost	$438	$596
Professional and consulting fees	2,715	$1,992
Taxes	1,732	$528
Marketing	544	$347
Accrued litigation(1)	—	$3,700
Software, hardware, and communication costs	1,204	$464
Other	4,103	$4,117
Total	$10,736	$11,744
(1)See Note 14 for discussion regarding accrued litigation matters.
(8) Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets within the fair value hierarchy:

	February 29, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$34,351	$—	$—	$34,351
Marketable securities:
United States government debt	$24,431	$—	$—	$24,431
Commercial paper	$—	$17,134	$—	$17,134
United States agency debt	$—	$9,750	$—	$9,750

	February 28, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$99,861	$—	$—	$99,861
United States treasury bills	$39,995	$—	$—	$39,995
The estimated fair value of the convertible senior notes (Note 9) was $180,841 as of February 29, 2024, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.
(9) Debt
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
The Company was not able to redeem the Notes prior to April 6, 2024. On or after April 6, 2024, the Company may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
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
As of February 29, 2024, none of the conditions of the Notes to early convert had been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of February 29, 2024, the Company was in compliance with all covenants in the Notes.

The Company concluded the Notes are accounted for as debt, with no bifurcation of the embedded conversion feature. Transaction costs were recorded as a direct deduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate for the Notes is 1.1%.
Partial Repurchase and Cancellation of Convertible Notes
During the year ended February 29, 2024, the Company entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $76,459 aggregate principal amount of the Notes for an aggregate cash repurchase price of $66,163, including third-party costs of $355 (the Repurchases). Following the Repurchases, the Company cancelled the repurchased Notes. The repurchase and cancellation of the Notes was accounted for as a debt extinguishment and the resulting gain of $9,268, net of related unamortized issuance costs of $1,078 and accrued interest of $50 that were written-off, has been recorded within other income (expense) on the condensed consolidated statement of operations. After the cancellation, $211,041 aggregate principal amount of the Notes remained outstanding.
The net carrying amount of the Notes was as follows:

	February 28(29),
	2024	2023
Principal	$211,041	$287,500
Unamortized issuance costs	(2,559)	(5,177)
Net carrying amount	$208,482	$282,323
For the years ended February 28(29), 2024, 2023, and 2022, the Company recorded interest expense of $2,869, $3,094, and $2,857 respectively, of which $1,540, $1,657, and $1,534, respectively, was associated with the amortization of the debt discount.
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
(b)    Revolving Credit Facility
During July 2019, the Company entered into a revolving credit facility (as amended, the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of February 29, 2024, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,208, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $72,613 as of February 29, 2024. No amounts were outstanding as of February 29, 2024.
The 2019 Revolver term ends on July 19, 2024. The interest rate on the outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index (BSBY) rate plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels. Interest payments are to be made in installments of one, two, or three months as chosen by the Company.
The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility and have been fully amortized. During the years ended February 28(29), 2024, 2023, and 2022, the Company recorded interest expense of $203, $203, and $296, respectively, related to the revolving credit facility of which $0, $0, and $93, respectively, related to the amortization of deferred financing fees.
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
(c)    Letters of Credit
In addition to the letters of credit outstanding under the 2019 Revolver, the Company had letters of credit outstanding as of February 29, 2024 to serve as office landlord security deposits in the amount of $1,407. The Company provided a payment guarantee which restricts the use of the Company's cash in this amount. These letters of credit expire on June 30, 2024.
(10) Equity-based Compensation
The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Year Ended February 28(29),
	2024	2023	2022
Cost of revenue, excluding depreciation and amortization	$4,309	$4,794	$3,197
Product and technology	29,991	24,995	18,744
Sales and marketing	14,243	17,275	12,822
General and administrative	12,398	25,580	38,176
Total stock‑based compensation	$60,941	$72,644	$72,939
In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of February 29, 2024, there was a total of 12,135,039 shares of common stock authorized for issuance under the Incentive Plan, of which 1,447,521 were available for future grants.
(a)    Stock Options
The Company recognizes stock-based compensation based on the grant date fair value of the awards and recognizes that cost using the straight-line method over the requisite service period of the award. The fair value of options, which vest in accordance with service schedules, is estimated on the date of grant using the Black-Scholes option pricing model. Prior to the Company’s IPO in July 2020, the absence of an active market for the Company’s common stock required it to estimate the fair value of the Company’s common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented. The Company obtained contemporaneous third-party valuations to assist in determining the estimated fair value of its common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options is based on the simplified method outlined in the SEC Staff accounting guidance, under which the Company estimates the term as the average of the option’s contractual term and the option’s weighted average vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with maturity equal to the expected term of the granted option. The Company accounts for forfeitures as they occur. All stock options outstanding at February 29, 2024 are expected to vest according to their specific schedules.
During the years ended February 28(29), 2024, 2023, and 2022, the Company recognized $7,188, $11,798, and $10,374, respectively, of compensation expense related to stock options. The Company did not capitalize any stock-based compensation expense to deferred costs for the years ended February 28(29), 2024, 2023 and 2022. The weighted average grant date fair value for stock options granted during the years ended February 28(29), 2024, 2023, and 2022 was $9.22, $5.10, and $28.59, respectively. The fair value of the Company’s option grants is estimated at the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended February 28(29),
	2024	2023	2022
Estimated fair value of common stock	$9.22	$5.13-$8.54	$13.59-$31.95
Exercise price	$14.25	$8.03-$14.05	$23.50-$53.38
Expected volatility	69%	64%-70%	63%-68%
Expected term (in years)	6.08	6.08	6.08
Risk‑free interest rate	3.43%	2.71%-4.14%	1.29%-1.39%
Dividend yield	—	—	—
The following is a summary of stock option activity under the Option Plan and Incentive Plan:

	Stock Options	Weighted‑ Average Exercise Price	Weighted Remaining Contractual Life In Years	Aggregate Intrinsic Value
Balance, February 28, 2021	8,723,769
Granted	528,038	$47.74
Exercised	(901,064)	$9.37
Forfeited	(304,951)	$14.87
Balance, February 28, 2022	8,045,792
Granted	915,081	$8.06
Exercised	(346,518)	$5.45
Forfeited	(563,836)	$20.05
Balance, February 28, 2023	8,050,519
Granted	10,792	$14.25
Exercised	(1,349,080)	$5.41
Forfeited	(540,578)	$19.36
Balance, February 29, 2024	6,171,653		4.5	$18,454
Vested and expected to vest as of February 29, 2024	6,171,653	$10.87	4.5	$18,454
Exercisable as of February 29, 2024	5,713,200	$10.17	4.2	$17,827
The aggregate intrinsic value of stock options exercised was $7,820, $1,801, and $29,964 for the years ended February 28(29), 2024, 2023, and 2022 respectively. As of February 29, 2024, approximately $5,036 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.1 years.
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

	Stock Options	Weighted average exercise price	Weighted remaining contractual life in years	Aggregate intrinsic value
Assumed, June 9, 2021	325,992
Exercised	(50,506)	$1.20
Forfeited	(7,765)	$2.88
Balance, February 28, 2022	267,721
Exercised	(111,456)	$1.65
Forfeited	(2,657)	$2.61
Balance, February 28, 2023	153,608
Exercised	(98,492)	$1.54
Forfeited	(1,847)	$2.88
Balance, February 29, 2024	53,269		5.1	$453
Vested and expected to vest as of February 29, 2024	53,269	$1.74	5.1	$453
Exercisable as of February 29, 2024	47,285	$1.60	4.9	$409
For the years ended February 28(29), 2024, 2023, and 2022, the Company recognized $2,335, $4,367, and $4,161, respectively, in compensation expense related to PlushCare stock options. As of February 29, 2024, approximately $212 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 0.7 years. The aggregate intrinsic value of stock options exercised was $1,027, $1,127, and $1,596 for the years ended February 28(29), 2024, 2023, and 2022, respectively.
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
The following is a summary of activity for the years ended February 28(29), 2024, 2023, and 2022:

Restricted Stock Units
Balance, February 28, 2021	190,713
Granted	2,257,433
Vested	(87,574)
Forfeited	(134,515)
Balance, February 28, 2022	2,226,057
Granted	4,470,526
Vested	(1,667,550)
Forfeited	(762,043)
Balance, February 28, 2023	4,266,990
Granted	3,956,349
Vested	(2,178,716)
Forfeited	(1,013,483)
Balance, February 29, 2024	5,031,140

For the years ended February 28(29), 2024, 2023 and 2022, the Company recognized $35,449, $32,356 and $23,309, respectively, in restricted stock unit compensation expense, with $56,932 remaining of total unrecognized compensation costs related to these awards as of February 29, 2024. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.0 years. The weighted-average grant date fair value of restricted stock units granted during the years ended February 28(29), 2024, 2023, and 2022 was $12.22, $8.76, and $44.40, respectively.
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
(d)    Performance Stock Units
During the year ended February 29, 2024, the Company granted performance stock units (PSUs) to the Company’s named executive officers. These PSUs will vest after the fiscal year ending February 28, 2026 based on achievement of performance metrics for revenue, Adjusted EBITDA, and Gross Dollar Retention for each of the fiscal years 2024, 2025, and 2026. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The number of PSUs that will be issued to executive officers at the end of the performance period will be between 0% and 200% of the grant based on the actual achievement of performance metrics.
The following is a summary of activity for the year ended February 29, 2024:

Performance Stock Units
Balance, February 28, 2023	—
Granted	276,480
Vested	—
Forfeited	—
Balance, February 29, 2024	276,480
Expense for these awards is recognized using graded amortization. For the year ended February 29, 2024, the Company recognized $281 in PSU expense related to these awards with $3,972 remaining total unrecognized compensation costs related to these awards as of February 29, 2024. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.3 years. The weighted average grant date fair value of PSUs granted during the year ended February 29, 2024 was $12.23.
(e)    Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP). As of February 29, 2024, there was a total of 3,058,760 shares of common stock authorized for issuance under the ESPP, of which 1,777,844 were available for future issuance.
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
Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $1,506, $1,332, and $1,749 during the years ended February 28(29), 2024, 2023, and 2022, respectively, related to the ESPP.
During the years ended February 28(29), 2024, 2023, and 2022, employees who elected to participate in the ESPP purchased a total of 512,235, 560,345, and 140,838 shares of common stock, respectively, resulting in cash proceeds to the Company of $3,579, $2,927, and $4,309, respectively. An additional $1,263 has been withheld via employee payroll deductions who have opted to participate in the next stock purchase plan period ending May 2024.
(f)    Other
In connection with the acquisition of Innovation Specialists, LLC d/b/a 2nd.MD (2nd.MD) on March 3, 2021, several 2nd.MD individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 608,332 shares that required continued employment with the Company. These shares are excluded from the above restricted stock units table. Included in the 608,332 shares are 281,531 shares that were also contingent upon the achievement of the contingent consideration milestones. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. These shares vested 50% on the first anniversary of the acquisition date and 50% on the second anniversary of acquisition date. As a result of the achievement of certain revenue milestones (the contingent consideration milestones), a total of 256,418 of the eligible 281,531 shares were issued to such shareholders. As of February 29, 2024, there were no unvested shares outstanding. The Company recognized stock-based compensation expense of $4,015 and $23,138 during the years ended February 28, 2023 and 2022, respectively, including $8,981 of accelerated expense related to certain separation and transition agreements entered into during fiscal 2022.
In connection with the acquisition of PlushCare, certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares vested on the first anniversary of the acquisition date, one third vested on the second anniversary of acquisition date, and one third will vest on the third anniversary of the acquisition date. As of February 29, 2024, there were 268,720 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $14,182, $14,113, and $10,208 during the years ended February 28(29), 2024, 2023, and 2022, respectively. The unamortized compensation expense of $3,905 will be recognized over a weighted average remaining period of 0.3 years.
(11) Defined Contribution Retirement Plan
The Company sponsors a defined contribution retirement plan named the Accolade, Inc. 401(k) Plan (401(k) Plan). Under the 401(k) Plan, eligible employees may contribute up to the maximum allowed by law. Eligible employees are eligible for Company matching contributions on the first quarter following their one-year anniversary date, which are dollar for dollar up to 3.5% of an employee’s eligible compensation, up to $100 in annual compensation. Employer contributions are vested over a period of four years of service. The 401(k) Plan includes an employer discretionary profit-sharing contribution feature to allow the Company to make a contribution to eligible employees’ 401(k) Plan accounts. Profit sharing contributions are vested over a period of four years of service. The Company incurred expenses related to matching contributions totaling $2,903, $3,231, and $2,278 for the years ended February 28(29), 2024, 2023, and 2022, respectively, which were funded subsequent to each respective year-end.
(12) Income Taxes
Income (loss) before income taxes consists of the following components:

	Year Ended February 28(29),
	2024	2023	2022
Domestic	$(99,594)	$(463,848)	$(129,569)
Foreign	1,024	574	806
Total	$(98,570)	$(463,274)	$(128,763)

Significant components of income taxes are as follows:

	Year Ended February 28(29),
	2024	2023	2022
Current:
Federal	$668	$156	$124
State and Local	380	90	76
Foreign	200	127	202
Total Current	1,248	373	402
Deferred:
Federal	—	(1,638)	(7,935)
State and Local	—	(2,359)	1,941
Foreign	(13)	—	(47)
Total deferred	(13)	(3,997)	(6,041)
Provision (benefit) for income taxes	$1,235	$(3,624)	$(5,639)
A reconciliation of income tax expense at the U.S. Federal statutory income tax rate to actual income tax provision is as follows:

	Year Ended February 28(29),
	2024	2023	2022
Federal income tax expense at statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.1	2.8	4.5
Change in state rate	(1.8)	(2.1)	—
Stock-based compensation	(20.9)	(0.3)	0.8
Transaction costs	—	—	(1.1)
Contingent consideration	—	—	1.1
Goodwill impairment	—	(8.6)	—
Changes in valuation allowances	(2.5)	(11.9)	(21.9)
Other	(0.2)	(0.1)	—
Effective Income Tax Rate	(1.3)%	0.8%	4.4%
Income tax (expense) benefit for the fiscal years ended February 28(29), 2024, 2023, and 2022 differ from the U.S. statutory income tax rate primarily due to changes in valuation allowances, state income taxes, goodwill impairment, and stock based compensation.
The tax expense for the year ended February 29, 2024 primarily relates to the profitability of the PCs and the Company's foreign subsidiary. The tax benefit for the year ended February 28, 2023 relates to the partial release of the reversal of the deferred tax liability associated with the basis difference in goodwill from the 2nd.MD acquisition. The goodwill impairment recorded in the first quarter of fiscal 2023 required the Company to reverse that deferred tax liability in the amount of $3,899 and recognize a tax benefit during the year ended February 28, 2023.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence. Significant components of the Company’s deferred tax assets and liabilities at February 28(29), 2024 and 2023 are as follows:

	February 28(29),
	2024	2023
Deferred tax assets:
Net operating loss and tax credit carryforwards	$126,404	$113,740
Other accruals and reserves	2,310	5,599
Stock‑based compensation	10,550	32,741
Interest expense deduction limitation carryforward	2,959	3,092
Intangibles	9,271	6,248
Property, plant & equipment	1,146	869
Capitalized research and development	23,507	10,931
Lease liability	8,170	10,086
Other	—	—
Valuation allowance	(178,097)	(175,610)
Deferred tax assets	6,220	7,696
Deferred tax liabilities:
Operating lease right-of-use assets	(5,989)	(7,478)
Intangibles	—	—
Deferred tax liabilities	(5,989)	(7,478)
Net deferred taxes	$231	$218
Deferred tax liabilities are included in other noncurrent liabilities on the consolidated balance sheet. Net operating loss (NOL) carryforwards amounted to $501,600 and $453,323 for U.S. federal and $448,518 and $402,376 for U.S. states at February 28(29), 2024 and 2023, respectively. These NOL carryforwards related to the 2010 through current 2022 tax periods. At February 29, 2024, none of the NOL carryforwards were subject to expiration until 2030. The NOL carryforwards expiring in years 2030 through 2037 make up $61,189 of the recorded deferred tax asset. The remaining deferred tax asset relating to NOL carryforwards of $64,782 have an indefinite expiration. In addition to NOL carryforwards, research and development tax credit carryforwards amounted to $432 for U.S. federal and U.S. states at February 29, 2024. These tax credit carryforwards will expire in 2036. Under Section 382 of the Internal Revenue Code, the yearly utilization of a corporation’s NOL carryforwards may be limited following a change in ownership of greater than 50% (by value) over a three-year period. The yearly limitation is based on the value of the corporation immediately before the ownership change multiplied by the federal long-term tax-exempt rate. If a loss is not utilized in a year after an ownership change that yearly limit is carried forward to future years for the balance of the NOL carryforward period. As of February 29, 2024, the Company did not incorporate a yearly limitation under Section 382 as a recent study has not been completed.
Management assesses the available positive and negative evidence to estimate if a valuation allowance is required to be recorded against existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company’s brief operating history and the net losses incurred since inception, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences in the U.S. As a result, a full valuation allowance has been provided at February 29, 2024 and 2023 for U.S. Federal and state tax purposes.

The following is a summary of NOL activity:

	Year Ended February 28(29),
	2024	2023
Balance at the beginning of the period	$175,610	$125,810
Increase due to NOLs and temporary differences	2,487	54,937
Decrease due to acquisitions	—	(5,137)
Balance at the end of the period	$178,097	$175,610
The Company has recorded a deferred tax asset of $2,959 for interest expense limited under the Tax Act at February 29, 2024. The interest expense limited has an unlimited carryforward period.
U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over tax basis of the investments in foreign subsidiaries that is indefinitely reinvested outside the U.S. The foreign subsidiary is identified as a branch for U.S. tax purposes, and therefore, a gross temporary difference for investment basis differences is not applicable.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets at February 28(29), 2024 and 2023 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statement of operations for the years ended February 28(29), 2024, 2023, and 2022.
(13) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended February 28(29),
	2024	2023	2022
Net loss	$(99,805)	$(459,650)	$(123,124)
Net loss per common share, basic and diluted	$(1.33)	$(6.45)	$(1.93)
Weighted‑average shares used to compute net loss per common share, basic and diluted	74,906,938	71,279,831	63,823,270

As the Company has reported net losses for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Year Ended February 28(29),
	2024	2023	2022
Stock options	6,224,922	8,204,127	8,313,513
Unvested restricted stock units	5,031,140	4,266,990	2,226,057
Unvested performance stock units	97,690	—	—
Shares issued to 2nd.MD employees and subject to vesting	—	274,224	326,801
Shares issued to PlushCare employees and subject to vesting	268,720	537,401	806,161
Contingent shares in connection with PlushCare acquisition	—	102,111	102,111
Indemnity shares held in escrow in connection with PlushCare acquisition	—	27,342	27,342
Shares to be issued to HealthReveal shareholders upon expiration of indemnification period	—	28,089	28,089
Convertible Senior Notes	4,180,469	5,700,297	5,700,297
Total	15,802,941	19,140,581	17,530,371
(14) Commitments and Contingencies
(a)    Legal Proceedings
The Company is involved in various claims, inquiries and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position or liquidity.
On May 8, 2021, a purported class action complaint (Robbins v. PlushCare, Inc. et al.) was filed in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, PlushCare, Inc. The complaint, as amended, alleges that certain of PlushCare’s subscription payment practices violate California and other state automatic renewal laws and the Federal Electronic Funds Transfer Act, among other claims, arising from allegations that PlushCare failed to provide adequate disclosures to members. The lawsuit seeks restitution of subscription fees, statutory damages for each violation, subject to trebling, reasonable attorneys’ fees, and injunctive relief. Under the terms of the agreement to purchase PlushCare, the selling shareholders will indemnify Accolade for losses related to this matter, subject to a cap. The parties agreed to a settlement for $3,700. The court issued a final approval and final judgment in July 2023. The Company paid the settlement in full in September 2023 pursuant to the terms of the court-approved settlement. The Company has been reimbursed by third-party insurance for a majority of the liability and the remainder of the liability was subject to indemnification and reimbursement from cash and stock escrows set up as part of the Company's acquisition of PlushCare which was settled in the fourth quarter of fiscal 2024.
(b)    Employment Agreements
Certain officers of the Company have employment agreements providing for severance, continuation of benefits, and other specified rights in the event of termination without cause, including in the event of a change of control of the Company, as defined in the agreements.
(c)    Purchase Obligations
The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to the end of each contract year, September 30, in each of fiscal years 2023 through 2027. If total purchases in a contract year do not meet the portion of the commitment required for that year, the shortfall must be prepaid and can be used for future purchases through September 30, 2027. As of February 29, 2024, the Company has remaining future purchase commitments under this agreement of $22,588.

(15) Restructuring
During the year ended February 28, 2023, the Company initiated certain measures to accelerate the integration of recent acquisitions through strategic reductions in the Company’s workforce, including increasing hiring in lower cost regions to support its growth, scale, and profitability objectives. As a result, severance expense was recorded for the impacted employees.
The following table summarizes the amount of severance costs included in the consolidated statements of operations:

	Year Ended February 28(29),
	2024	2023
Cost of revenue, excluding depreciation and amortization	$686	$1,025
Product and technology	102	2,149
Sales and marketing	(127)	1,948
General and administrative	203	1,943
Total severance costs	$864	$7,065
The following is a summary of the changes in severance liabilities related to the workforce reductions. These liabilities are included within accrued compensation on the consolidated balance sheets:

Balance as of March 1, 2022	$—
Severance costs	7,065
Cash payments	(3,069)
Balance as of February 28, 2023	$3,996
Severance costs	864
Cash payments	(4,860)
Balance as of February 29, 2024	$—