Form 10-Q
period 2024-05-31
Accolade, Inc.
filed 2024-06-27
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 17, 2024, 80,008,376 shares of the registrant’s common stock were outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)

	May 31, 2024	February 29, 2024
Assets
Current assets:
Cash and cash equivalents	$188,709	$185,718
Marketable securities	41,931	51,315
Accounts receivable, net	20,278	21,800
Unbilled revenue	7,433	5,902
Current portion of deferred contract acquisition costs	4,252	4,369
Prepaid and other current assets	12,656	15,808
Total current assets	275,259	284,912
Property and equipment, net	19,652	19,140
Operating lease right-of-use assets	27,114	28,340
Goodwill	278,191	278,191
Intangible assets, net	156,524	165,407
Deferred contract acquisition costs	8,534	9,608
Other assets	2,095	2,553
Total assets	$767,369	$788,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,139	$13,749
Accrued expenses and other current liabilities	11,065	10,736
Accrued compensation	22,037	23,392
Due to customers	11,264	18,552
Current portion of deferred revenue	38,745	34,770
Current portion of operating lease liabilities	7,192	6,651
Total current liabilities	98,442	107,850
Loans payable, net of unamortized issuance costs	208,790	208,482
Operating lease liabilities	24,613	26,077
Other noncurrent liabilities	157	156
Deferred revenue	102	121
Total liabilities	332,104	342,686
Commitments and Contingencies (note 10)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 78,841,570 and 78,070,781 shares issued and outstanding at May 31, 2024 and February 29, 2024, respectively	8	8
Additional paid-in capital	1,516,982	1,499,603
Accumulated other comprehensive loss	(34)	(47)
Accumulated deficit	(1,081,691)	(1,054,099)
Total stockholders’ equity	435,265	445,465
Total liabilities and stockholders’ equity	$767,369	$788,151

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(In thousands, except share and per share data)

	Three months ended May 31,
	2024	2023
Revenue	$110,466	$93,226
Cost of revenue, excluding depreciation and amortization	58,611	54,203
Operating expenses:
Product and technology	26,309	25,899
Sales and marketing	28,194	25,033
General and administrative	16,008	16,080
Depreciation and amortization	10,392	11,640
Total operating expenses	80,903	78,652
Loss from operations	(29,048)	(39,629)
Interest income, net	1,697	921
Other income	94	390
Loss before income taxes	(27,257)	(38,318)
Income tax expense	(335)	(91)
Net loss	$(27,592)	$(38,409)

Net loss per share, basic and diluted	$(0.35)	$(0.52)

Weighted-average common shares outstanding, basic and diluted	78,119,493	73,179,994

Other comprehensive income:
Unrealized income on marketable securities, net	$13	$—
Comprehensive loss	$(27,579)	$(38,409)
See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, February 28, 2023	73,089,075	$7	$1,428,073	$(954,294)	$473,786
Exercise of stock options and vesting of restricted stock units	1,895,163	1	2,530	—	2,531
Issuance of common stock in connection with the employee stock purchase plan	280,162	—	1,992	—	1,992
Stock-based compensation expense	—	—	14,278	—	14,278
Net loss	—	—	—	(38,409)	(38,409)
Balance, May 31, 2023	75,264,400	$8	$1,446,873	$(992,703)	$454,178

	Stockholders' Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
	Shares	Amount
Balance, February 29, 2024	78,070,781	$8	$1,499,603	$(47)	$(1,054,099)	$445,465
Exercise of stock options and vesting of restricted stock units	473,121	—	125	—	—	125
Issuance of common stock in connection with the employee stock purchase plan	297,668	—	1,944	—	—	1,944
Stock-based compensation expense	—	—	15,310	—	—	15,310
Other comprehensive income (loss)	—	—	—	13	—	13
Net loss	—	—	—	—	(27,592)	(27,592)
Balance, May 31, 2024	78,841,570	$8	$1,516,982	$(34)	$(1,081,691)	$435,265
See accompanying notes to condensed consolidated financial statements

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended May 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(27,592)	$(38,409)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization expense	10,392	11,640
Amortization of deferred contract acquisition costs	1,416	1,116
Noncash interest expense	308	440
Accretion of discounts/premiums on marketable securities, net	(603)	—
Stock-based compensation expense	15,310	14,278
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable and unbilled revenue	(9)	396
Accounts payable and accrued expenses	(5,351)	(1,690)
Deferred contract acquisition costs	(226)	(891)
Deferred revenue and due to customers	(3,333)	8,052
Accrued compensation	(1,354)	(11,718)
Other liabilities	303	(1,131)
Other assets	3,619	(1,370)
Net cash used in operating activities	(7,120)	(19,287)
Cash flows from investing activities:
Maturities of marketable securities	10,000	—
Capitalized software development costs	(1,242)	(2,500)
Purchases of property and equipment	(713)	(877)
Net cash provided (used) in investing activities	8,045	(3,377)
Cash flows from financing activities:
Proceeds from stock option exercises	122	2,459
Proceeds from employee stock purchase plan	1,944	1,992
Net cash provided by financing activities	2,066	4,451
Net increase (decrease) in cash and cash equivalents	2,991	(18,213)
Cash and cash equivalents, beginning of period	185,718	321,083
Cash and cash equivalents, end of period	$188,709	$302,870
Supplemental cash flow information:
Interest paid	$578	$769
Fixed assets and capitalized software included in accounts payable	$97	$506
Other receivable related to stock option exercises	$—	$84
Income taxes paid	$830	$53
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
(2)    Basis of Presentation and Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended February 29, 2024 appearing in the Company’s Annual Report on Form 10-K and filed with the Securities and Exchange Commission (the SEC) on April 26, 2024.
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
The Company has various administrative service agreements (ASA) with professional medical corporations established in California, Illinois, Wyoming, and New Jersey (PC). The PCs employ or contract with medical providers who provide services via the Company’s technology platform. The ASAs are evergreen and are terminable by the parties for breach or bankruptcy. Through the ASAs, the Company provides non-clinical administrative services to the PCs and manages the economic activities that most significantly affect the PCs. The PCs retain control over the provision of medical services and the PC’s clinical personnel. The PCs are variable interest entities (VIE) to the Company.
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated financial statements and the related footnote disclosures are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim condensed consolidated financial position as of May 31, 2024 and the results of its operations for the three months ended May 31, 2024 and 2023. The results for the three months ended May 31, 2024 are not necessarily indicative of results to be expected for the year ending February 28, 2025, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 29, 2024.
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
For the three months ended May 31, 2024 and 2023, the Company capitalized $1,242 and $2,410, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended May 31, 2024 and 2023 was $887 and $346, respectively.

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
Usage-based fees
The Company also generates revenue when members use the expert medical opinion and virtual primary care services that are billed based on usage. Many, but not all, contracts with customers contain usage-based fees. For any usage-based fees, the Company satisfies these performance obligations over time and recognizes revenue in the amount of consideration for which it has the right to invoice using the as-invoiced practical expedient for any consultations or visits sold to commercial customers as well as any non-insured consultations or visits related to virtual primary care services sold directly to consumers. For any consultations or visits that are paid through insurance claims, the Company recognizes revenue as the consultations and visits occur in an amount that reflects the consideration that is expected based upon then-

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

current prices and historical experience from insurance payors. In prior periods, the Company referred to usage-based fees as "utilization-based fees."
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
(3)    Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended May 31,
	2024	2023
Access fees	$76,959	$66,597
Usage-based fees	33,507	26,629
Total	$110,466	$93,226
As of May 31, 2024, revenue is expected to be recognized from remaining performance obligations as follows:

Fiscal year ending February 28(29),
Remainder of 2025	$120,104
2026	52,038
2027	13,149
2028	636
2029	258
Total	$186,185
The expected revenue includes variable fee estimates for access fee revenue during the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained, direct-to-consumer revenues, and usage-based revenues.
Significant changes to the contract liability balances during the three months ended May 31, 2024 and 2023 were the result of revenue recognized and net cash received. Significant changes in the deferred revenue balances during the three months ended May 31, 2024 and 2023 were the result of recognized revenue of $26,085 and $24,746, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

three months ended May 31, 2024 and 2023 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.
Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended May 31, 2024 and 2023 was $1,945 and $1,433, respectively. These changes in amounts were primarily due to the inclusion of consideration that was previously constrained related to the Company’s achievement of healthcare cost savings.
Cost to obtain and fulfill a contract
The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying condensed consolidated balance sheets. The Company capitalized commission costs of $133 and $642 for the three months ended May 31, 2024 and 2023, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.
Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and totaled $1,076 and $838 for the three months ended May 31, 2024 and 2023, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.
For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $91 and $107 for the three months ended May 31, 2024 and 2023, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenue in the Company’s condensed consolidated statements of operations and totaled $340 and $278 for the three months ended May 31, 2024 and 2023, respectively.
(4)    Goodwill and Intangible Assets
The Company’s goodwill balance at May 31, 2024 and February 29, 2024 was $278,191.
Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. While management cannot predict if or when future goodwill impairments may occur, goodwill impairments could have material adverse effects on the Company’s operating income, net assets, and/or the Company’s cost of, or access to, capital.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

Intangible assets consisted of the following:

		As of May 31, 2024
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Customer relationships	2 to 20 years	$124,050	$(23,450)	$100,600	16.7
Technology	2 to 5 years	111,526	(73,857)	37,669	1.8
Supplier-based network	5 years	25,000	(16,250)	8,750	1.8
Trade name	10 years	13,700	(4,195)	9,505	6.9
Non-compete agreement	2 to 3 years	9,300	(9,300)	—	0.0
		$283,576	$(127,052)	$156,524
Amortization expense for intangible assets was $8,884 and $10,372 during the three months ended May 31, 2024 and 2023, respectively.
(5)    Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	May 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$44,831	$—	$—	$44,831
Marketable securities:
United States government debt	$19,701	$—	$—	$19,701
Commercial paper	$—	$12,355	$—	$12,355
United States agency debt	$—	$9,875	$—	$9,875

	February 29, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market funds	$34,351	$—	$—	$34,351
Marketable securities:
United States government debt	$24,431	$—	$—	$24,431
Commercial paper	$—	$17,134	$—	$17,134
United States agency debt	$—	$9,750	$—	$9,750
The estimated fair value of the convertible senior notes (Note 6) was $186,307 as of May 31, 2024, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.

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
As of May 31, 2024, none of the conditions of the Notes to early convert had been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of May 31, 2024, the Company was in compliance with all covenants in the Notes.
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
The net carrying amount of the Notes was as follows:

	May 31, 2024	February 29, 2024
Principal	$211,041	$211,041
Unamortized issuance costs	(2,251)	(2,559)
Net carrying amount	$208,790	$208,482
For the three months ended May 31, 2024 and 2023, the Company recorded interest expense of $573 and $781, respectively, of which $308 and $419, respectively, was associated with the amortization of the debt discount.
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
(b)    Revolving Credit Facility
During July 2019, the Company entered into a revolving credit facility (as amended, the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of May 31, 2024, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,208, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $66,200 as of May 31, 2024. No amounts were outstanding as of May 31, 2024.
Under the terms of the 2019 Revolver, as the Company had more than $200,000 of cash, cash equivalents, and marketable securities as of May 31, 2024, the 2019 Revolver term was automatically extended until July 19, 2025. The interest rate on the outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index (BSBY) rate plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels. Interest payments are to be made in installments of one, two, or three months as chosen by the Company.
The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility and have been fully amortized. During the three months ended May 31, 2024 and 2023, the Company recorded interest expense of $51 and $51, respectively, related to the revolving credit facility.
The 2019 Revolver is collateralized by substantially all of the assets of the Company.
(c)    Letters of Credit
In addition to the letters of credit outstanding under the 2019 Revolver, the Company had letters of credit outstanding as of May 31, 2024 to serve as office landlord security deposits in the amount of $1,443. These letters of credit expire on June 30, 2024.
(7)    Stock-based Compensation
The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended May 31,
	2024	2023
Cost of revenue, excluding depreciation and amortization	$898	$911
Product and technology	7,572	6,966
Sales and marketing	3,240	3,826
General and administrative	3,600	2,575
Total stock-based compensation	$15,310	$14,278
In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of May 31, 2024, there was a total of 15,257,574 shares of common stock authorized for issuance under the Incentive Plan, of which 4,548,688 were available for future grants.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(a)    Stock Options
The following is a summary of stock option activity under the Incentive Plan:

	Stock Options	Weighted average exercise price	Weighted remaining contractual life in years	Aggregate intrinsic value
Balance, February 29, 2024	6,171,653	$10.87
Exercised	(14,327)	6.25
Forfeited	(30,173)	17.51
Balance, May 31, 2024	6,127,153	$10.83	4.3	$7,370
For the three months ended May 31, 2024 and 2023, the Company recognized $1,508 and $2,215 in compensation expense related to stock options, respectively. As of May 31, 2024, approximately $3,527 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 1.0 years. The aggregate intrinsic value of stock options exercised was $42 and $3,132 for the three months ended May 31, 2024 and 2023, respectively.
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

	Stock Options	Weighted average exercise price	Weighted remaining contractual life in years	Aggregate intrinsic value
Balance, February 29, 2024	53,269	$1.74
Exercised	(23,161)	$1.39
Balance, May 31, 2024	30,108	$2.02	5.7	$152
For the three months ended May 31, 2024 and 2023, the Company recognized $92 and $1,340, respectively, in compensation expense related to PlushCare stock options. As of May 31, 2024, approximately $120 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 0.5 years. The aggregate intrinsic value of stock options exercised was $166 and $535 for the three months ended May 31, 2024 and 2023, respectively.
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

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

The following is a summary of activity for the three months ended May 31, 2024:

Restricted Stock Units
Balance, February 29, 2024	5,031,140
Granted	116,092
Vested	(435,627)
Forfeited	(64,551)
Balance, May 31, 2024	4,647,054
For the three months ended May 31, 2024 and 2023, the Company recognized $9,536 and $6,679, respectively, in restricted stock unit compensation expense, with $47,860 remaining total unrecognized compensation costs related to these awards as of May 31, 2024. The total unrecognized costs are expected to be recognized over a weighted-average term of 1.8 years. The weighted average grant date fair value of restricted stock units granted during the three months ended May 31, 2024 was $8.65.
In connection with the PlushCare acquisition, the agreement provided for the issuance of time-based restricted stock units for 64,694 shares of common stock to existing PlushCare shareholders upon the achievement of the contingent consideration revenue milestones. During the second quarter of fiscal 2024, 57,124 of these restricted stock units were issued. These restricted stock units are included in the table above.
During fiscal 2024, performance-based restricted stock units were approved to be issued as part of the Company’s fiscal 2024 corporate bonus program. In association with the Company’s fiscal 2024 corporate bonus payout, 747,687 fully-vested RSUs were issued in May 2023.
(d)    Performance Stock Units
During fiscal 2024, the Company granted performance stock units (PSUs) to the Company’s named executive officers. These PSUs will vest after the fiscal year ending February 28, 2026 based on achievement of performance metrics for revenue, Adjusted EBITDA, and Gross Dollar Retention for each of the fiscal years 2024, 2025, and 2026. Stock-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The number of PSUs that will be issued to executive officers at the end of the performance period will be between 0% and 200% of the grant based on the actual achievement of performance metrics.
The following is a summary of activity for the three months ended May 31, 2024:

Performance Stock Units
Balance, February 29, 2024	276,480
Granted	—
Vested	—
Forfeited	—
Balance, May 31, 2024	276,480
Expense for these awards is recognized using graded amortization. For the three months ended May 31, 2024, the Company recognized $238 in PSU expense, respectively, related to these awards with $2,990 remaining total unrecognized compensation costs related to these awards as of May 31, 2024. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.0 years.
(e)    Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP). As of May 31, 2024, there was a total of 3,839,393 shares of common stock authorized for issuance under the ESPP, of which 2,260,809 shares were available for future issuance.

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
Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $379 and $468 during the three months ended May 31, 2024 and 2023, respectively.
During the three months ended May 31, 2024 and 2023, employees who elected to participate in the ESPP purchased a total of 529,741 and 280,162 shares of common stock, respectively, resulting in cash proceeds to the Company of $1,944 and $1,992, respectively. An additional $184 has been withheld via employee payroll deductions for those who have opted to participate in the next stock purchase plan period ending November 2024.
(f)    Other
In connection with the acquisition of PlushCare on June 9, 2021, certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares vested on the first anniversary of the acquisition date, one third vested on the second anniversary of acquisition date, and one third vested on the third anniversary of the acquisition date. As of May 31, 2024, there were 268,720 unvested shares outstanding with a grant date fair value of $52.52 per share. The Company recognized stock-based compensation expense of $3,557 during the three months ended May 31, 2024 and 2023, respectively. The remaining unamortized compensation expense of $348 will be recognized in the second quarter of fiscal 2025.
(8)    Income Taxes
The provision (benefit) for income taxes consists of provisions for federal, state and foreign income taxes for separate U.S. tax filers and for entities in separate tax jurisdictions. As a result of the Company’s history of net operating losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized. For the three months ended May 31, 2024 and 2023, the Company recorded income tax provision (benefit) of $335 and $91, respectively, which resulted in effective tax rates of 1.2% and (0.2)%, respectively.
(9)    Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended May 31,
	2024	2023
Net loss	$(27,592)	$(38,409)
Weighted-average common shares outstanding, basic	78,119,493	73,179,994
Net income (loss) per share attributable to common stockholders, basic	$(0.35)	$(0.52)

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

As the Company has reported net losses for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Three months ended May 31,
	2024	2023
Stock options	6,157,261	7,535,972
Unvested restricted stock units	4,647,054	3,341,855
Unvested performance stock units	97,690	—
Shares issued to PlushCare employees and subject to vesting	268,720	537,401
Indemnity shares held in escrow in connection with PlushCare acquisition	—	27,342
Convertible Senior Notes	4,180,469	5,700,297
Total	15,351,194	17,142,867
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
(c)    Purchase Obligations
The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to the end of each contract year, September 30, in each of fiscal years 2023 through 2027. If total purchases in a contract year do not meet the portion of the commitment required for that year, the shortfall must be prepaid and can be used for future purchases through September 30, 2027. As of May 31, 2024, the Company has remaining future purchase commitments under this agreement of $21,116.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 29, 2024 included in the Annual Report on Form 10-K. Our fiscal year ends on the last day of February, and our fiscal quarters end on May 31, August 31, November 30, and the last day of February.
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
For the three months ended May 31, 2024, our total revenue was $110.5 million, representing 18% year-over-year growth compared to total revenue of $93.2 million for the three months ended May 31, 2023. For the three months ended May 31, 2024 and 2023, our net loss was $27.6 million and $38.4 million, respectively.
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
Factors Affecting Our Performance
The following factors have been important to our business and we expect them to impact our business, results of operations, and financial condition in future periods:
Growth and Retention of Our Customer Base
We believe there is a substantial opportunity to further grow our customer base in our large and under-penetrated market through our sales and marketing strategy. Across our existing customer base and as we acquire new customers, we intend to expand and deepen these relationships. As we build trust through our proven model, we seek to cross-sell our Accolade Expert MD and Accolade Care solutions as well as Accolade partner ecosystem programs. We refer to such add-on sales as platform-connected revenues. We plan to continue to invest in sales and marketing in order to grow our customer base and increase sales to existing customers. Any investments we make in our sales and marketing organization will occur in advance of experiencing any benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating our resources in these areas.
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

Results of Operations
The following table presents a summary of our consolidated statements of operations for the periods indicated:

	Three months ended May 31,
	2024	2023

	(in thousands)
Revenue	$110,466	$93,226
Cost of revenue, excluding depreciation and amortization(1)	58,611	54,203
Operating expenses:
Product and technology(1)	26,309	25,899
Sales and marketing(1)	28,194	25,033
General and administrative(1)	16,008	16,080
Depreciation and amortization	10,392	11,640
Total operating expenses	80,903	78,652
Loss from operations	(29,048)	(39,629)
Interest income (expense), net	1,697	921
Other income (expense)	94	390
Loss before income taxes	(27,257)	(38,318)
Income tax benefit (expense)	(335)	(91)
Net loss	$(27,592)	$(38,409)
_______________________________________________________
(1)The stock-based compensation expense included above was as follows:

	Three months ended May 31,
	2024	2023

	(in thousands)
Cost of revenue, excluding depreciation and amortization	$898	$911
Product and technology	7,572	6,966
Sales and marketing	3,240	3,826
General and administrative	3,600	2,575
Total stock‑based compensation	$15,310	$14,278

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	Three months ended May 31,
	2024	2023
Revenue	100%	100%
Cost of revenue, excluding depreciation and amortization	53%	58%
Operating expenses:
Product and technology	24%	28%
Sales and marketing	26%	27%
General and administrative	14%	17%
Depreciation and amortization	9%	12%
Total operating expenses	73%	84%
Loss from operations	(26)%	(43)%
Interest income, net	2%	1%
Other income	—%	—%
Loss before income taxes	(25)%	(41)%
Income tax expense	—%	—%
Net loss	(25)%	(41)%
Comparison of Three Months Ended May 31, 2024 and 2023
Revenue

	Three months ended May 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$110,466	$93,226	$17,240	18%
Revenue increased $17.2 million, or 18%, to $110.5 million for the three months ended May 31, 2024, as compared to $93.2 million for the three months ended May 31, 2023. The increase was attributable to revenues derived from growth in the number of customers served, higher utilization of our services, and timing of recognition of revenue during the first quarter of fiscal 2025 as compared to the prior year’s corresponding period. Revenue from usage-based fees increased $6.9 million, or 26%, to $33.5 million for the three months ended May 31, 2024 as compared to $26.6 million for the three months ended May 31, 2023. Revenue from access fees increased $10.4 million, or 16%, to $77.0 million for the three months ended May 31, 2024 as compared to $66.6 million for the three months ended May 31, 2023. The increase in access fee revenue primarily reflects revenues associated with new customers and timing of recognition of performance guarantee revenue.
Cost of revenue, excluding depreciation and amortization

	Three months ended May 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$58,611	$54,203	$4,408	8%
Cost of revenue, excluding depreciation and amortization increased $4.4 million, or 8%, to $58.6 million for the three months ended May 31, 2024, as compared to $54.2 million for three months ended May 31, 2023. The increase was primarily driven by $3.2 million in increased personnel and related costs to serve the customer base and $1.1 million in increased costs associated with third-party services and solutions from trusted suppliers.
Operating expenses

	Three months ended May 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Operating expenses:
Product and technology	$26,309	$25,899	$410	2%
Sales and marketing	28,194	25,033	3,161	13%
General and administrative	16,008	16,080	(72)	0%
Depreciation and amortization	10,392	11,640	(1,248)	(11)%
Total operating expenses	$80,903	$78,652	$2,251	3%
Product and technology. Product and technology expense increased $0.4 million, or 2%, to $26.3 million for the three months ended May 31, 2024, as compared to $25.9 million for the three months ended May 31, 2023. The increase was primarily driven by $0.6 million of lower capitalized software, $0.6 million of increased stock-based compensation expense, and $0.3 million in increased software costs associated with tool expansion supporting our integrated product offering, partially offset by $0.8 million decreased personnel and related costs.
Sales and marketing. Sales and marketing expense increased $3.2 million, or 13%, to $28.2 million for the three months ended May 31, 2024, as compared to $25.0 million for the three months ended May 31, 2023. The increase was primarily driven by a net increase of $4.2 million in marketing programs and customer acquisition costs, partially offset by $0.6 million in decreased stock-based compensation expense and $0.5 million in decreased personnel and related costs.
General and administrative. General and administrative expense decreased $0.1 million, or 0%, to $16.0 million for the three months ended May 31, 2024, as compared to $16.1 million for the three months ended May 31, 2023. The decrease was primarily due to a $0.5 million decrease in personnel and related costs and $0.3 million reduction in occupancy expenses, partially offset by an increase of $1.0 million in stock-based compensation expense.
Depreciation and amortization. Depreciation and amortization expense decreased $1.2 million, or 11%, to $10.4 million for the three months ended May 31, 2024, as compared to $11.6 million for the three months ended May 31, 2023 primarily due to certain intangible assets becoming fully amortized during the last fiscal year.
Interest income (expense), net

	Three months ended May 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest income, net	$1,697	$921	$776	84%
Interest income (expense), net increased $0.8 million, or 84%, to $1.7 million for the three months ended May 31, 2024, as compared to $0.9 million for the three months ended May 31, 2023. The increase was primarily due to an additional $0.5 million of interest income generated from our cash, cash equivalents, and marketable securities during the three months ended May 31, 2024 compared to the prior year period.

Certain Non-GAAP Financial Measures
We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	Three months ended May 31,
	2024	2023
	(in thousands, except percentages)
Adjusted Gross Profit	$52,753	$40,568
Adjusted Gross Margin	47.8%	43.5%
Adjusted EBITDA	$(3,346)	$(12,582)
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

	Three months ended May 31,
	2024	2023
	(in thousands, except percentages)
Revenue	$110,466	$93,226
Cost of revenue, excluding depreciation and amortization	(58,611)	(54,203)
Amortization of acquired intangible assets, cost of revenue	(7,013)	(7,015)
Depreciation of property and equipment, cost of revenue	(1,074)	(946)
GAAP gross profit	$43,768	$31,062
GAAP gross margin	39.6%	33.3%

GAAP gross profit	$43,768	$31,062
Amortization of acquired intangible assets, cost of revenue	7,013	7,015
Depreciation of property and equipment, cost of revenue	1,074	946
Stock‑based compensation, cost of revenue	898	911
Severance costs, cost of revenue	—	634
Adjusted Gross Profit	$52,753	$40,568
Adjusted Gross Margin	47.8%	43.5%
GAAP gross margin for the three months ended May 31, 2024 and 2023, increased to 39.6% from 33.3%, respectively, and Adjusted Gross Margin for the three months ended May 31, 2024 and 2023 increased to 47.8% from 43.5%, respectively. The increases in GAAP gross margin and Adjusted Gross Margin during the three months ended May 31, 2024 were primarily due to the timing of high gross margin revenues recognized during the first three months of fiscal 2025 that did not occur during the first three months of fiscal 2024, as well as through cost efficiencies resulting from initiatives to optimize staffing costs and service delivery by leveraging technology to automate elements of service delivery and member experience processes, and by hiring certain roles in lower cost geographies.
The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	Three months ended May 31,
	2024	2023
	(in thousands)
Net loss	$(27,592)	$(38,409)
Adjusted for:
Interest income, net	(1,697)	(921)
Income tax expense	335	91
Depreciation and amortization	10,392	11,640
Stock‑based compensation	15,310	14,278
Acquisition and integration‑related costs(1)	—	27
Severance costs(2)	—	1,102
Other income	(94)	(390)
Adjusted EBITDA	$(3,346)	$(12,582)
(1)For the three months ended May 31, 2023, acquisition and integration-related costs represent expenses associated with litigation inherited through the PlushCare acquisition.
(2)Severance costs represent expenses associated with workforce realignment actions taken by management.

Liquidity and Capital Resources
We had cash and cash equivalents of $188.7 million and marketable securities of $41.9 million as of May 31, 2024 totaling an aggregate of $230.6 million of cash, cash equivalents, and marketable securities. Our cash equivalents are comprised primarily of money market accounts held at banks and U.S. treasury bills with original maturities less than three months. Marketable securities are comprised of U.S. government debt, commercial paper, and U.S. agency debt with original maturities greater than three months. Management believes the Company’s cash, cash equivalents, and marketable securities, plus customer revenues and advances and available borrowings under its debt facility, are sufficient to fund its operations through at least the next 12 months from the issuance of these condensed consolidated financial statements.
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
We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019. The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.2 million, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $66.2 million as of May 31, 2024. Under the terms of the 2019 Revolver, as we had more than $200.0 million of cash, cash equivalents, and marketable securities as of May 31, 2024, the 2019 Revolver term was automatically extended until July 19, 2025.
We were in compliance with all such applicable covenants as of May 31, 2024, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended May 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(7,120)	$(19,287)
Net cash provided (used) in investing activities	8,045	(3,377)
Net cash provided by financing activities	2,066	4,451
Operating Activities. Net cash used in operating activities decreased by $12.2 million to $7.1 million during the three months ended May 31, 2024 from $19.3 million during the three months ended May 31, 2023, primarily due to increased performance of the business including growth in revenues and gross profit which resulted in a reduction in cash used in operating activities.
Investing Activities. Net cash provided (used) in investing activities increased by $11.4 million to $8.0 million during the three months ended May 31, 2024, from $(3.4) million during the three months ended May 31, 2023, primarily due to maturities of marketable securities in the first quarter of fiscal 2025.

Financing Activities. Net cash provided by financing activities decreased by $2.4 million to $2.1 million during the three months ended May 31, 2024 from $4.5 million during the three months ended May 31, 2023 primarily due to lower proceeds from stock option exercises.
Material Cash Requirements
As of May 31, 2024, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:
•Principal and interest obligations on convertible debt – As discussed in detail above, the $211.0 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 6 to our consolidated financial statements for more details.
•Operating leases – We have entered into operating leases, primarily for office space. The amount and composition of our leases have not changed significantly during the three months ended May 31, 2024.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended May 31, 2024, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 29, 2024 filed with the SEC.
Recently Issued and Adopted Accounting Pronouncements
For more information on recently issued accounting pronouncements, see Note 2 in the accompanying Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $188.7 million and marketable securities of $41.9 million as of May 31, 2024 totaling an aggregate of $230.6 million of cash, cash equivalents, and marketable securities. Our cash equivalents are comprised primarily of money market accounts held at banks and U.S. treasury bills with original maturities less than three months. Marketable securities are comprised of U.S. government debt, commercial paper, and U.S. agency debt with original maturities greater than three months. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
In addition, our 2019 Revolver has a variable interest rate which, if drawn upon, would subject us to risks associated with changes in that interest rate. We had no borrowings under the 2019 Revolver during the three months ended May 31, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2024. Based on the evaluation of our disclosure controls and procedures as of May 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
For a discussion of potential risks and uncertainties related to our Company, see the information in Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2024. There have been no material changes to the risk factors previously disclosed in our most recent Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended May 31, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the Company's fiscal quarter ended May 31, 2024, none of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

ACCOLADE, INC. (Registrant)

Date: June 27, 2024	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: June 27, 2024	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial Officer)

Date: June 27, 2024	By:	/s/ Colin McHugh
Colin McHugh
Chief Accounting Officer (Principal Accounting Officer)