Form 10-Q
period 2024-08-31
Accolade, Inc.
filed 2024-10-08
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2024, 80,537,080 shares of the registrant’s common stock were outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)

	August 31, 2024	February 29, 2024
Assets
Current assets:
Cash and cash equivalents	$173,315	$185,718
Marketable securities	61,035	51,315
Accounts receivable, net	21,224	21,800
Unbilled revenue	3,994	5,902
Current portion of deferred contract acquisition costs	4,299	4,369
Prepaid and other current assets	10,869	15,808
Total current assets	274,736	284,912
Property and equipment, net	18,927	19,140
Operating lease right-of-use assets	25,647	28,340
Goodwill	278,191	278,191
Intangible assets, net	147,642	165,407
Deferred contract acquisition costs	8,733	9,608
Other assets	2,196	2,553
Total assets	$756,072	$788,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,027	$13,749
Accrued expenses and other current liabilities	11,434	10,736
Accrued compensation	26,924	23,392
Due to customers	5,857	18,552
Current portion of deferred revenue	40,710	34,770
Current portion of operating lease liabilities	7,068	6,651
Total current liabilities	101,020	107,850
Loans payable, net of unamortized issuance costs	209,098	208,482
Operating lease liabilities	22,642	26,077
Other noncurrent liabilities	153	156
Deferred revenue	85	121
Total liabilities	332,998	342,686
Commitments and Contingencies (note 10)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 80,373,402 and 78,070,781 shares issued and outstanding at August 31, 2024 and February 29, 2024, respectively	8	8
Additional paid-in capital	1,528,665	1,499,603
Accumulated other comprehensive income (loss)	26	(47)
Accumulated deficit	(1,105,625)	(1,054,099)
Total stockholders’ equity	423,074	445,465
Total liabilities and stockholders’ equity	$756,072	$788,151

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Revenue	$106,360	$96,864	$216,826	$190,090
Cost of revenue, excluding depreciation and amortization	56,922	55,317	115,533	109,520
Operating expenses:
Product and technology	22,477	25,602	48,786	51,501
Sales and marketing	24,932	24,076	53,126	49,109
General and administrative	16,536	16,259	32,544	32,339
Depreciation and amortization	10,637	10,818	21,029	22,458
Total operating expenses	74,582	76,755	155,485	155,407
Loss from operations	(25,144)	(35,208)	(54,192)	(74,837)
Interest income, net	1,687	1,714	3,384	2,635
Other income (expense)	(103)	753	(9)	1,143
Loss before income taxes	(23,560)	(32,741)	(50,817)	(71,059)
Income tax expense	(374)	(84)	(709)	(175)
Net loss	$(23,934)	$(32,825)	$(51,526)	$(71,234)

Net loss per share, basic and diluted	$(0.30)	$(0.43)	$(0.65)	$(0.96)

Weighted-average common shares outstanding, basic and diluted	80,072,045	75,487,717	79,102,868	74,334,111

Other comprehensive income:
Unrealized income on marketable securities, net	$60	$—	$73	$—
Comprehensive loss	$(23,874)	$(32,825)	$(51,453)	$(71,234)
See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, February 28, 2023	73,089,075	$7	$1,428,073	$(954,294)	$473,786
Exercise of stock options and vesting of restricted stock units	1,895,163	1	2,530	—	2,531
Issuance of common stock in connection with the employee stock purchase plan	280,162	—	1,992	—	1,992
Stock-based compensation expense	—	—	14,278	—	14,278
Net loss	—	—	—	(38,409)	(38,409)
Balance, May 31, 2023	75,264,400	$8	$1,446,873	$(992,703)	$454,178
Exercise of stock options and vesting of restricted stock units	788,881	—	565	—	565
Release of indemnity shares in connection with acquisition	28,089	—	—	—	—
Stock-based compensation expense	—	—	15,726	—	15,726
Net loss	—	—	—	(32,825)	(32,825)
Balance, August 31, 2023	76,081,370	$8	$1,463,164	$(1,025,528)	$437,644

	Stockholders' Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
	Shares	Amount
Balance, February 29, 2024	78,070,781	$8	$1,499,603	$(47)	$(1,054,099)	$445,465
Exercise of stock options and vesting of restricted stock units	473,121	—	125	—	—	125
Issuance of common stock in connection with the employee stock purchase plan	297,668	—	1,944	—	—	1,944
Stock-based compensation expense	—	—	15,310	—	—	15,310
Other comprehensive income (loss)	—	—	—	13	—	13
Net loss	—	—	—	—	(27,592)	(27,592)
Balance, May 31, 2024	78,841,570	$8	$1,516,982	$(34)	$(1,081,691)	$435,265
Exercise of stock options and vesting of restricted stock units	1,531,832	—	8	—	—	8
Stock-based compensation expense	—	—	11,675	—	—	11,675
Other comprehensive income (loss)	—	—	—	60	—	60
Net loss	—	—	—	—	(23,934)	(23,934)
Balance, August 31, 2024	80,373,402	$8	$1,528,665	$26	$(1,105,625)	$423,074
See accompanying notes to condensed consolidated financial statements

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended August 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(51,526)	$(71,234)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization expense	21,029	22,458
Amortization of deferred contract acquisition costs	2,682	2,368
Noncash interest expense	616	839
Accretion of discounts/premiums on marketable securities, net	(1,148)	—
Stock-based compensation expense	26,985	30,004
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	2,483	1,381
Accounts payable and accrued expenses	(4,075)	(1,565)
Deferred contract acquisition costs	(1,737)	(2,082)
Deferred revenue and due to customers	(6,791)	6,707
Accrued compensation	3,532	(14,020)
Other liabilities	(328)	(1,000)
Other assets	5,302	(1,181)
Net cash used in operating activities	(2,976)	(27,325)
Cash flows from investing activities:
Purchases of marketable securities	(36,000)	—
Maturities of marketable securities	27,500	—
Capitalized software development costs	(1,933)	(4,698)
Purchases of property and equipment	(1,071)	(1,965)
Net cash used in investing activities	(11,504)	(6,663)
Cash flows from financing activities:
Proceeds from stock option exercises	133	3,100
Proceeds from employee stock purchase plan	1,944	1,992
Net cash provided by financing activities	2,077	5,092
Net decrease in cash and cash equivalents	(12,403)	(28,896)
Cash and cash equivalents, beginning of period	185,718	321,083
Cash and cash equivalents, end of period	$173,315	$292,187
Supplemental cash flow information:
Interest paid	$645	$820
Fixed assets and capitalized software included in accounts payable	$73	$99
Other receivable related to stock option exercises	$—	$4
Income taxes paid	$1,454	$303
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated financial statements and the related footnote disclosures are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim condensed consolidated financial position as of August 31, 2024 and the results of its operations for the three and six months ended August 31, 2024 and 2023. The results for the three and six months ended August 31, 2024 are not necessarily indicative of results to be expected for the year ending February 28, 2025, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 29, 2024.
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
For the three months ended August 31, 2024 and 2023, the Company capitalized $741 and $1,765, respectively, for internal-use software. For the six months ended August 31, 2024 and 2023, the Company capitalized $1,983 and

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

$4,175, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended August 31, 2024 and 2023 was $1,160 and $785, respectively. Amortization expense related to capitalized internal-use software during the six months ended August 31, 2024 and 2023 was $2,047 and $1,131, respectively.
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
(h)    Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and marketable securities. The Company maintains its cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. The Company invests its cash equivalents in highly rated money market funds, as well as in commercial paper and U.S. treasury bills with original maturities of three months or less. Marketable securities are comprised of U.S. government debt, commercial paper, and U.S. agency debt with original maturities greater than three months. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents, and marketable securities and performs periodic evaluations of the credit standing of such institutions.
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
(3)    Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Access fees	$72,647	$70,897	$149,606	$137,494
Usage-based fees	33,713	25,967	67,220	52,596
Total	$106,360	$96,864	$216,826	$190,090

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

As of August 31, 2024, revenue is expected to be recognized from remaining performance obligations as follows:

Fiscal year ending February 28(29),
Remainder of 2025	$102,718
2026	75,980
2027	35,027
2028	18,596
2029	105
Total	$232,426
The expected revenue includes variable fee estimates for access fee revenue during the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained, direct-to-consumer revenues, and usage-based revenues.
Significant changes to the contract liability balances during the six months ended August 31, 2024 and 2023 were the result of revenue recognized and net cash received. Significant changes in the deferred revenue balances during the six months ended August 31, 2024 and 2023 were the result of recognized revenue of $33,120 and $34,232, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the six months ended August 31, 2024 and 2023 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.
Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended August 31, 2024 and 2023 was $1,360 and $1,533, respectively. Revenue related to performance obligations satisfied in prior periods that was recognized during the six months ended August 31, 2024 and 2023 was $3,305 and $2,966, respectively. These changes in amounts were primarily due to the inclusion of consideration that was previously constrained related to the Company’s achievement of healthcare cost savings.
Cost to obtain and fulfill a contract
The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying condensed consolidated balance sheets. The Company capitalized commission costs of $1,323 and $1,144 for the three months ended August 31, 2024 and 2023, respectively. The Company capitalized commission costs of $1,456 and $1,786 for the six months ended August 31, 2024 and 2023, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.
Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and totaled $934 and $821 for the three months ended August 31, 2024 and 2023, respectively, and $2,010 and $1,659 for the six months ended August 31, 2024 and 2023, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.
For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $190 and $167 for the three months ended August 31, 2024 and 2023, respectively, and $281 and $274 for the six months ended August 31, 2024 and 2023, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenue in the Company’s condensed consolidated statements of operations and totaled $332 and $252 for the three months ended August 31, 2024 and 2023, respectively, and $672 and $530 for the six months ended August 31, 2024 and 2023, respectively.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(4)    Goodwill and Intangible Assets
The Company's goodwill balance at August 31, 2024 and February 29, 2024 was $278,191.
Annually, and upon the identification of a triggering event, management is required to perform an evaluation of the recoverability of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. During the three months ended August 31, 2024, the Company determined that the decline in the price of its stock, which resulted in a corresponding decline in market capitalization, constituted a triggering event. The Company evaluated whether changes in the Company's market capitalization indicated that the carrying value of goodwill was impaired. As a result of this evaluation, the Company determined that there was no impairment as of August 31, 2024. While management cannot predict if or when future goodwill impairments may occur, goodwill impairments could have material adverse effects on the Company’s operating income, net assets, and/or the Company’s cost of, or access to, capital.
Intangible assets consisted of the following:

		As of August 31, 2024
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Customer relationships	2 to 20 years	$124,050	$(24,975)	$99,075	16.5
Technology	2 to 5 years	111,526	(79,621)	31,905	1.6
Supplier-based network	5 years	25,000	(17,500)	7,500	1.5
Trade name	10 years	13,700	(4,538)	9,162	6.7
		$274,276	$(126,634)	$147,642
Amortization expense for intangible assets was $8,883 and $9,141 during the three months ended August 31, 2024 and 2023, respectively, and $17,767 and $19,513 during the six months ended August 31, 2024 and 2023, respectively.
(5)    Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	August 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$20,944	$—	$—	$20,944
Commercial paper	$—	$2,485	$—	$2,485
United States government debt	$3,481	$—	$—	$3,481
Marketable securities:
United States government debt	$25,231	$—	$—	$25,231
Commercial paper	$—	$25,367	$—	$25,367
United States agency debt	$—	$10,437	$—	$10,437

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
The estimated fair value of the convertible senior notes (Note 6) was $192,047 as of August 31, 2024, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.
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
As of August 31, 2024, none of the conditions of the Notes to early convert had been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of August 31, 2024, the Company was in compliance with all covenants in the Notes.
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
The net carrying amount of the Notes was as follows:

	August 31, 2024	February 29, 2024
Principal	$211,041	$211,041
Unamortized issuance costs	(1,943)	(2,559)
Net carrying amount	$209,098	$208,482
For the three months ended August 31, 2024 and 2023, the Company recorded interest expense of $573 and $781, respectively, of which $308 and $420, respectively, was associated with the amortization of the debt discount. For the six months ended August 31, 2024 and 2023, the Company recorded interest expense of $1,146 and $1,562, respectively, of which $616 and $839, respectively, was associated with the amortization of debt discount.

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
(b)    Revolving Credit Facility
During July 2019, the Company entered into a revolving credit facility (as amended, the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of August 31, 2024, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,208, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $63,453 as of August 31, 2024. No amounts were outstanding as of August 31, 2024.
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
The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility and have been fully amortized. During the three months ended August 31, 2024 and 2023, the Company recorded interest expense of $51 and $51, respectively, related to the revolving credit facility. During the six months ended August 31, 2024 and 2023, the Company recorded interest expense of $102 and $102, respectively, related to the revolving credit facility.
The 2019 Revolver is collateralized by substantially all of the assets of the Company.
(c)    Letters of Credit
In addition to the letters of credit outstanding under the 2019 Revolver, the Company had letters of credit outstanding as of August 31, 2024 to serve as office landlord security deposits in the amount of $1,443.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(7)    Stock-based Compensation
The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization	$866	$1,202	$1,764	$2,113
Product and technology	4,000	7,643	11,572	14,609
Sales and marketing	3,282	3,876	6,522	7,702
General and administrative	3,527	3,005	7,127	5,580
Total stock-based compensation	$11,675	$15,726	$26,985	$30,004
In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of August 31, 2024, there was a total of 15,257,574 shares of common stock authorized for issuance under the Incentive Plan, of which 1,735,536 were available for future grants.
(a)    Stock Options
The following is a summary of stock option activity under the Incentive Plan:

	Stock Options	Weighted average exercise price	Weighted remaining contractual life in years	Aggregate intrinsic value
Balance, February 29, 2024	6,171,653	$10.87
Exercised	(17,077)	6.07
Forfeited	(106,614)	11.94
Balance, August 31, 2024	6,047,962	$10.84	3.9	$314
For the three months ended August 31, 2024 and 2023, the Company recognized $797 and $1,765 in compensation expense related to stock options, respectively. For the six months ended August 31, 2024 and 2023, the Company recognized $2,305 and $3,980 in compensation expense related to stock options, respectively. As of August 31, 2024, approximately $2,394 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 0.8 years. The aggregate intrinsic value of stock options exercised was $4 and $366 for the three months ended August 31, 2024 and 2023, respectively, and $46 and $3,498 for the six months ended August 31, 2024 and 2023, respectively.
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

	Stock Options	Weighted average exercise price	Weighted remaining contractual life in years	Aggregate intrinsic value
Balance, February 29, 2024	53,269	$1.74
Exercised	(23,808)	$1.39
Balance, August 31, 2024	29,461	$2.03	5.5	$68
For the three months ended August 31, 2024 and 2023, the Company recognized $63 and $720, respectively, in compensation expense related to PlushCare stock options. For the six months ended August 31, 2024 and 2023, the Company recognized $155 and $2,060, respectively, in compensation expense related to PlushCare stock options. As of August 31, 2024, approximately $57 of unrecognized compensation expense related to PlushCare stock options is expected to be recognized over a weighted average period of 0.2 years. The aggregate intrinsic value of stock options exercised was $3 and $14 for the three months ended August 31, 2024 and 2023, respectively, and $169 and $549 for the six months ended August 31, 2024 and 2023, respectively.
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
The following is a summary of activity for the six months ended August 31, 2024:

Restricted Stock Units
Balance, February 29, 2024	5,031,140
Granted	3,340,273
Vested	(1,965,296)
Forfeited	(399,139)
Balance, August 31, 2024	6,006,978
For the three months ended August 31, 2024 and 2023, the Company recognized $10,024 and $9,295, respectively, in restricted stock unit compensation expense. For the six months ended August 31, 2024 and 2023, the Company recognized $19,560 and $15,993, respectively, in restricted stock unit compensation expense with $55,388 remaining total unrecognized compensation costs related to these awards as of August 31, 2024. The total unrecognized costs are expected to be recognized over a weighted-average term of 1.9 years. The weighted average grant date fair value of restricted stock units granted during the six months ended August 31, 2024 was $6.58.
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
The following is a summary of activity for the six months ended August 31, 2024:

Performance Stock Units
Balance, February 29, 2024	276,480
Granted	—
Vested	—
Forfeited	—
Balance, August 31, 2024	276,480
Expense for these awards is recognized using graded amortization. For the three months ended August 31, 2024 and 2023, respectively, the Company recognized $231 and $73 in PSU expense, respectively, related to these awards. For the six months ended August 31, 2024 and 2023, respectively, the Company recognized $469 and $73 in PSU expense with $2,725 remaining total unrecognized compensation costs related to these awards as of August 31, 2024. The total unrecognized costs are expected to be recognized over a weighted-average term of 1.8 years.
(e)    Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP). As of August 31, 2024, there was a total of 3,839,393 shares of common stock authorized for issuance under the ESPP, of which 2,260,809 shares were available for future issuance.
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
Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $211 and $316 during the three months ended August 31, 2024 and 2023, respectively, and $590 and $784 during the six months ended August 31, 2024 and 2023, respectively, related to the ESPP.
During the six months ended August 31, 2024 and 2023, employees who elected to participate in the ESPP purchased a total of 297,668 and 280,162 shares of common stock, respectively, resulting in cash proceeds to the Company of $1,944 and $1,992, respectively. ESPP employee payroll contributions accrued as of August 31, 2024 and February 29, 2024 totaled $1,105 and $1,263, respectively, and are included within accrued compensation in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(f)    Other
In connection with the acquisition of PlushCare on June 9, 2021, certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares vested on the first anniversary of the acquisition date, one third vested on the second anniversary of acquisition date, and one third vested on the third anniversary of the acquisition date. As of August 31, 2024, there were no unvested shares outstanding. The Company recognized stock-based compensation expense of $348 and $3,557 during the three months ended August 31, 2024 and 2023, respectively, and $3,905 and $7,114 during the six months ended August 31, 2024 and 2023, respectively.
(8)    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes for separate U.S. tax filers and for entities in separate tax jurisdictions. As a result of the Company’s history of net operating losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized. For the three months ended August 31, 2024 and 2023, the Company recorded income tax provision of $374 and $84, respectively, which resulted in effective tax rates of (1.6)% and (0.2)%, respectively. For the six months ended August 31, 2024 and 2023, the Company recorded income tax expense of $709 and $175, respectively, which resulted in effective tax rates of (1.4)% and (0.2%), respectively.
(9)    Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Net loss	$(23,934)	$(32,825)	$(51,526)	$(71,234)
Weighted-average common shares outstanding, basic	80,072,045	75,487,717	79,102,868	74,334,111
Net income (loss) per share attributable to common stockholders, basic	$(0.30)	$(0.43)	$(0.65)	$(0.96)
As the Company has reported net losses for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Stock options	6,077,423	7,362,680	6,077,423	7,362,680
Unvested restricted stock units	6,006,978	6,030,000	6,006,978	6,030,000
Unvested performance stock units	97,690	—	97,690	—
Shares issued to PlushCare employees and subject to vesting	—	268,720	—	268,720
Contingent shares in connection with PlushCare acquisition	—	102,111	—	102,111
Indemnity shares held in escrow in connection with PlushCare acquisition	—	27,342	—	27,342
Convertible Senior Notes	4,180,469	5,700,297	4,180,469	5,700,297
Total	16,362,560	19,491,150	16,362,560	19,491,150

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
(c)    Purchase Obligations
The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to the end of each contract year, September 30, in each of fiscal years 2023 through 2027. If total purchases in a contract year do not meet the portion of the commitment required for that year, the shortfall must be prepaid and can be used for future purchases through September 30, 2027. As of August 31, 2024, the Company has remaining future purchase commitments under this agreement of $19,685.

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
For the three months ended August 31, 2024, our total revenue was $106.4 million, representing 10% year-over-year growth compared to total revenue of $96.9 million for the three months ended August 31, 2023. For the six months ended August 31, 2024, our total revenue was $216.8 million, representing 14% year-over-year growth compared to total revenue of $190.1 million for the six months ended August 31, 2023. For the three months ended August 31, 2024 and 2023, our net loss was $23.9 million and $32.8 million, respectively. For the six months ended August 31, 2024 and 2023, our net loss was $51.5 million and $71.2 million, respectively.
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

Results of Operations
The following table presents a summary of our consolidated statements of operations for the periods indicated:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Revenue	$106,360	$96,864	$216,826	$190,090
Cost of revenue, excluding depreciation and amortization(1)	56,922	55,317	115,533	109,520
Operating expenses:
Product and technology(1)	22,477	25,602	48,786	51,501
Sales and marketing(1)	24,932	24,076	53,126	49,109
General and administrative(1)	16,536	16,259	32,544	32,339
Depreciation and amortization	10,637	10,818	21,029	22,458
Total operating expenses	74,582	76,755	155,485	155,407
Loss from operations	(25,144)	(35,208)	(54,192)	(74,837)
Interest income, net	1,687	1,714	3,384	2,635
Other income (expense)	(103)	753	(9)	1,143
Loss before income taxes	(23,560)	(32,741)	(50,817)	(71,059)
Income tax expense	(374)	(84)	(709)	(175)
Net loss	$(23,934)	$(32,825)	$(51,526)	$(71,234)
_______________________________________________________
(1)The stock-based compensation expense included above was as follows:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization	$866	$1,202	$1,764	$2,113
Product and technology	4,000	7,643	11,572	14,609
Sales and marketing	3,282	3,876	6,522	7,702
General and administrative	3,527	3,005	7,127	5,580
Total stock‑based compensation	$11,675	$15,726	$26,985	$30,004

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue, excluding depreciation and amortization	54%	57%	53%	58%
Operating expenses:
Product and technology	21%	26%	23%	27%
Sales and marketing	23%	25%	25%	26%
General and administrative	16%	17%	15%	17%
Depreciation and amortization	10%	11%	10%	12%
Total operating expenses	70%	79%	72%	82%
Loss from operations	(24)%	(36)%	(25)%	(39)%
Interest income, net	2%	2%	2%	1%
Other income (expense)	—%	1%	—%	1%
Loss before income taxes	(22)%	(34)%	(23)%	(37)%
Income tax expense	—%	—%	—%	—%
Net loss	(23)%	(34)%	(24)%	(37)%
Comparison of Three and Six Months Ended August 31, 2024 and 2023
Revenue

	Three months ended August 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$106,360	$96,864	$9,496	10%
Revenue increased $9.5 million, or 10%, to $106.4 million for the three months ended August 31, 2024, as compared to $96.9 million for the three months ended August 31, 2023. The increase was attributable to revenues derived from growth in the number of customers served, higher utilization of our services, and timing of recognition of revenue during the second quarter of fiscal 2025 as compared to the prior year’s corresponding period. Revenue from usage-based fees increased $7.7 million, or 30%, to $33.7 million for the three months ended August 31, 2024 as compared to $26.0 million for the three months ended August 31, 2023. Revenue from access fees increased $1.8 million, or 2%, to $72.6 million for the three months ended August 31, 2024 as compared to $70.9 million for the three months ended August 31, 2023. The increase in access fee revenue primarily reflects revenues associated with new customers and timing of recognition of performance guarantee revenue.

	Six months ended August 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$216,826	$190,090	$26,736	14%
Revenue increased $26.7 million, or 14%, to $216.8 million for the six months ended August 31, 2024, as compared to $190.1 million for the six months ended August 31, 2023. The increase was attributable to revenues derived from growth in the number of customers served and higher utilization of our services during the first six months of fiscal 2024 as compared to the prior year’s corresponding period. Revenue from usage-based fees increased $14.6 million, or 28%, to $67.2 million for the six months ended August 31, 2024 as compared to $52.6 million for the six months ended August 31, 2023. Revenue from access fees increased $12.1 million, or 9%, to $149.6 million for the six months ended August 31, 2024 as compared to $137.5 million for the six months ended August 31, 2023. The increase in access fee revenue primarily reflects revenues associated with new customers and timing of recognition of performance guarantee revenue.

Cost of revenue, excluding depreciation and amortization

	Three months ended August 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$56,922	$55,317	$1,605	3%
Cost of revenue, excluding depreciation and amortization increased $1.6 million, or 3%, to $56.9 million for the three months ended August 31, 2024, as compared to $55.3 million for three months ended August 31, 2023. The increase was primarily driven by $2.6 million in increased personnel and related costs to serve the customer base, partially offset by a $0.5 million decrease in occupancy and travel costs.

	Six months ended August 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$115,533	$109,520	$6,013	5%
Cost of revenue, excluding depreciation and amortization increased $6.0 million, or 5%, to $115.5 million for the six months ended August 31, 2024, as compared to $109.5 million for six months ended August 31, 2023. The increase was primarily driven by $5.8 million in increased personnel and related costs to serve the customer base and $1.0 million in increased costs associated with third-party services and solutions from trusted suppliers, partially offset by a $1.0 million decrease in occupancy and travel costs.
Operating expenses

	Three months ended August 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Operating expenses:
Product and technology	$22,477	$25,602	$(3,125)	(12)%
Sales and marketing	24,932	24,076	856	4%
General and administrative	16,536	16,259	277	2%
Depreciation and amortization	10,637	10,818	(181)	(2)%
Total operating expenses	$74,582	$76,755	$(2,173)	(3)%
Product and technology. Product and technology expense decreased $3.1 million, or 12%, to $22.5 million for the three months ended August 31, 2024, as compared to $25.6 million for the three months ended August 31, 2023. The decrease was primarily driven by $3.6 million of decreased stock-based compensation expense, partially offset by $0.9 million of lower capitalized software costs.
Sales and marketing. Sales and marketing expense increased $0.9 million, or 4%, to $24.9 million for the three months ended August 31, 2024, as compared to $24.1 million for the three months ended August 31, 2023. The increase was primarily driven by an increase of $1.4 million in marketing programs and customer acquisition costs, partially offset by $0.6 million in decreased stock-based compensation expense.
General and administrative. General and administrative expense increased $0.3 million, or 2%, to $16.5 million for the three months ended August 31, 2024, as compared to $16.3 million for the three months ended August 31, 2023. The increase was primarily due to a $0.5 million increase in personnel and related costs and an increase of $0.5 million in stock-based compensation expense, partially offset by a $0.5 million decrease in occupancy and insurance expenses.

Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 2%, to $10.6 million for the three months ended August 31, 2024, as compared to $10.8 million for the three months ended August 31, 2023 primarily due to certain intangible assets becoming fully amortized during the last fiscal year.

	Six months ended August 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Operating expenses:
Product and technology	$48,786	$51,501	$(2,715)	(5)%
Sales and marketing	53,126	49,109	4,017	8%
General and administrative	32,544	32,339	205	1%
Depreciation and amortization	21,029	22,458	(1,429)	(6)%
Total operating expenses	$155,485	$155,407	$78	—%
Product and technology. Product and technology expense decreased $2.7 million, or 5%, to $48.8 million for the six months ended August 31, 2024, as compared to $51.5 million for the six months ended August 31, 2023. The decrease was primarily driven by $3.0 million in decreased stock-based compensation expense, a $0.4 million decrease in personnel and related costs, and $0.4 million in decreased travel costs, partially offset by $1.4 million lower capitalized software development costs.
Sales and marketing. Sales and marketing expense increased $4.0 million, or 8%, to $53.1 million for the six months ended August 31, 2024, as compared to $49.1 million for the six months ended August 31, 2023. The increase was primarily driven by $5.6 million in increased marketing and customer acquisition costs, partially offset by $1.2 million in decreased stock-based compensation expense.
General and administrative. General and administrative expense increased $0.2 million, or 1%, to $32.5 million for the six months ended August 31, 2024, as compared to $32.3 million for the six months ended August 31, 2023. The increase was primarily due to an increase of $1.5 million in stock-based compensation expense. Partially offset by $0.8 million decrease in bad debt and $0.3 million decrease in insurance expense.
Depreciation and amortization. Depreciation and amortization expense decreased $1.4 million, or 6%, to $21.0 million for the six months ended August 31, 2024, as compared to $22.5 million for the six months ended August 31, 2023 primarily due to certain intangible assets becoming fully amortized during the period.
Interest income, net

	Three months ended August 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest income, net	$1,687	$1,714	$(27)	(2)%
Interest income, net remained relatively flat for the three months ended August 31, 2024, as compared to the three months ended August 31, 2023.

	Six months ended August 31,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest income, net	$3,384	$2,635	$749	28%
Interest income, net increased $0.7 million, or 28%, to $3.4 million for the six months ended August 31, 2024, as compared to $2.6 million for the six months ended August 31, 2023. The increase was primarily due to a $0.5 million decrease in interest expense on our debt arrangements.

Certain Non-GAAP Financial Measures
We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
	(in thousands, except percentages)		(in thousands, except percentages)
Adjusted Gross Profit	$50,304	$42,841	$103,057	$83,409
Adjusted Gross Margin	47.3%	44.2%	47.5%	43.9%
Adjusted EBITDA	$(2,832)	$(8,764)	$(6,178)	$(21,346)
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

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$106,360	$96,864	$216,826	$190,090
Cost of revenue, excluding depreciation and amortization	(56,922)	(55,317)	(115,533)	(109,520)
Amortization of acquired intangible assets, cost of revenue	(7,014)	(7,000)	(14,027)	(14,015)
Depreciation of property and equipment, cost of revenue	(1,178)	(1,160)	(2,252)	(2,106)
GAAP gross profit	$41,246	$33,387	$85,014	$64,449
GAAP gross margin	38.8%	34.5%	39.2%	33.9%

GAAP gross profit	$41,246	$33,387	$85,014	$64,449
Amortization of acquired intangible assets, cost of revenue	7,014	7,000	14,027	14,015
Depreciation of property and equipment, cost of revenue	1,178	1,160	2,252	2,106
Stock‑based compensation, cost of revenue	866	1,202	1,764	2,113
Severance costs, cost of revenue	—	92	—	726
Adjusted Gross Profit	$50,304	$42,841	$103,057	$83,409
Adjusted Gross Margin	47.3%	44.2%	47.5%	43.9%
GAAP gross margin for the three months ended August 31, 2024 and 2023, increased to 38.8% from 34.5%, respectively, and Adjusted Gross Margin for the three months ended August 31, 2024 and 2023 increased to 47.3% from 44.2%, respectively. GAAP gross margin for the six months ended August 31, 2024 and 2023 increased to 39.2% from 33.9%, respectively, and Adjusted Gross Margin for the six months ended August 31, 2024 and 2023 increased to 47.5% from 43.9%, respectively. The increases in GAAP gross margin and Adjusted Gross Margin during the three and six months ended August 31, 2024 were primarily due to the timing of high gross margin revenues recognized during the first half of fiscal 2025 that did not occur during the first half of fiscal 2024, as well as through cost efficiencies resulting from initiatives to optimize staffing costs and service delivery by leveraging technology to automate elements of service delivery and member experience processes, and by hiring certain roles in lower cost geographies.
The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss	$(23,934)	$(32,825)	$(51,526)	$(71,234)
Adjusted for:
Interest income, net	(1,687)	(1,714)	(3,384)	(2,635)
Income tax expense	374	84	709	175
Depreciation and amortization	10,637	10,818	21,029	22,458
Stock‑based compensation	11,675	15,726	26,985	30,004
Acquisition and integration‑related costs(1)	—	(48)	—	(21)
Severance costs(2)	—	(52)	—	1,050
Other expense (income)	103	(753)	9	(1,143)
Adjusted EBITDA	$(2,832)	$(8,764)	$(6,178)	$(21,346)
(1)For the three and six months ended August 31, 2023, acquisition and integration-related costs represent expenses associated with litigation inherited through the PlushCare acquisition.
(2)Severance costs represent expenses associated with workforce realignment actions taken by management.

Liquidity and Capital Resources
We had cash and cash equivalents of $173.3 million and marketable securities of $61.0 million as of August 31, 2024 totaling an aggregate of $234.4 million of cash, cash equivalents, and marketable securities. Our cash equivalents are comprised primarily of money market accounts held at banks, as well as in commercial paper and U.S. treasury bills with original maturities less than three months. Marketable securities are comprised of U.S. government debt, commercial paper, and U.S. agency debt with original maturities greater than three months. Management believes the Company’s cash, cash equivalents, and marketable securities, plus customer revenues and advances and available borrowings under its debt facility, are sufficient to fund its operations through at least the next 12 months from the issuance of these condensed consolidated financial statements.
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
We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019. The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.2 million, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $63.5 million as of August 31, 2024. Under the terms of the 2019 Revolver, as we had more than $200.0 million of cash, cash equivalents, and marketable securities as of May 31, 2024, the 2019 Revolver term was automatically extended until July 19, 2025.
We were in compliance with all such applicable covenants as of August 31, 2024, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended August 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(2,976)	$(27,325)
Net cash used in investing activities	(11,504)	(6,663)
Net cash provided by financing activities	2,077	5,092
Operating Activities. Net cash used in operating activities decreased by $24.3 million to $3.0 million during the six months ended August 31, 2024 from $27.3 million during the six months ended August 31, 2023, primarily due to increased performance of the business including growth in revenues and gross profit which resulted in a reduction in cash used in operating activities.
Investing Activities. Net cash used in investing activities increased by $4.8 million to $11.5 million during the six months ended August 31, 2024, from $6.7 million during the six months ended August 31, 2023, primarily due to purchases of marketable securities in fiscal 2025, partially offset by maturities of marketable securities and lower purchases of property and equipment and capitalized software development costs.
Financing Activities. Net cash provided by financing activities decreased by $3.0 million to $2.1 million during the six months ended August 31, 2024 from $5.1 million during the six months ended August 31, 2023 primarily due to lower proceeds from stock option exercises.
Material Cash Requirements
As of August 31, 2024, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:
•Principal and interest obligations on convertible debt – As discussed in detail above, the $211.0 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 6 to our consolidated financial statements for more details.
•Operating leases – We have entered into operating leases, primarily for office space. The amount and composition of our leases have not changed significantly during the three months ended August 31, 2024.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended August 31, 2024, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 29, 2024 filed with the SEC.
Recently Issued and Adopted Accounting Pronouncements
For more information on recently issued accounting pronouncements, see Note 2 in the accompanying Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $173.3 million and marketable securities of $61.0 million as of August 31, 2024 totaling an aggregate of $234.4 million of cash, cash equivalents, and marketable securities. Our cash equivalents are comprised primarily of money market accounts held at banks, as well as in commercial paper and U.S. treasury bills with original maturities less than three months. Marketable securities are comprised of U.S. government debt, commercial paper, and U.S. agency debt with original maturities greater than three months. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
In addition, our 2019 Revolver has a variable interest rate which, if drawn upon, would subject us to risks associated with changes in that interest rate. We had no borrowings under the 2019 Revolver during the three months ended August 31, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2024. Based on the evaluation of our disclosure controls and procedures as of August 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended August 31, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the Company's fiscal quarter ended August 31, 2024, none of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

ACCOLADE, INC. (Registrant)

Date: October 8, 2024	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: October 8, 2024	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial Officer)

Date: October 8, 2024	By:	/s/ Colin McHugh
Colin McHugh
Chief Accounting Officer (Principal Accounting Officer)