Form 10-Q
period 2024-11-30
Accolade, Inc.
filed 2025-01-10
CIK 1481646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2024, 81,585,508 shares of the registrant’s common stock were outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)

	November 30, 2024	February 29, 2024
Assets
Current assets:
Cash and cash equivalents	$185,922	$185,718
Marketable securities	39,557	51,315
Accounts receivable, net	25,764	21,800
Unbilled revenue	4,930	5,902
Current portion of deferred contract acquisition costs	4,209	4,369
Prepaid and other current assets	12,064	15,808
Total current assets	272,446	284,912
Property and equipment, net	18,567	19,140
Operating lease right-of-use assets	24,677	28,340
Goodwill	181,731	278,191
Intangible assets, net	139,314	165,407
Deferred contract acquisition costs	8,471	9,608
Other assets	2,245	2,553
Total assets	$647,451	$788,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,344	$13,749
Accrued expenses and other current liabilities	10,538	10,736
Accrued compensation	33,446	23,392
Due to customers	3,649	18,552
Current portion of deferred revenue	38,260	34,770
Current portion of operating lease liabilities	7,341	6,651
Total current liabilities	103,578	107,850
Loans payable, net of unamortized issuance costs	209,403	208,482
Operating lease liabilities	21,148	26,077
Other noncurrent liabilities	256	156
Deferred revenue	66	121
Total liabilities	334,451	342,686
Commitments and Contingencies (note 10)
Stockholders’ equity
Common stock par value $0.0001; 500,000,000 shares authorized; 81,186,542 and 78,070,781 shares issued and outstanding at November 30, 2024 and February 29, 2024, respectively	8	8
Additional paid-in capital	1,539,857	1,499,603
Accumulated other comprehensive income (loss)	24	(47)
Accumulated deficit	(1,226,889)	(1,054,099)
Total stockholders’ equity	313,000	445,465
Total liabilities and stockholders’ equity	$647,451	$788,151

See accompanying notes to condensed consolidated financial statements.

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Revenue	$105,061	$99,371	$321,887	$289,461
Cost of revenue, excluding depreciation and amortization	58,573	54,518	174,106	164,038
Operating expenses:
Product and technology	20,588	23,468	69,374	74,969
Sales and marketing	25,508	26,230	78,634	75,339
General and administrative	16,199	15,474	48,743	47,813
Depreciation and amortization	10,048	11,400	31,077	33,858
Goodwill impairment	96,460	—	96,460	—
Total operating expenses	168,803	76,572	324,288	231,979
Loss from operations	(122,315)	(31,719)	(176,507)	(106,556)
Interest income, net	1,452	1,705	4,836	4,340
Other income (expense)	(69)	9,281	(78)	10,424
Loss before income taxes	(120,932)	(20,733)	(171,749)	(91,792)
Income tax expense	(332)	(331)	(1,041)	(506)
Net loss	$(121,264)	$(21,064)	$(172,790)	$(92,298)

Net loss per share, basic and diluted	$(1.50)	$(0.28)	$(2.19)	$(1.24)

Weighted-average common shares outstanding, basic and diluted	80,646,780	76,139,256	78,764,601	74,572,094

Other comprehensive income (loss):
Unrealized income (loss) on marketable securities, net	$(2)	$—	$71	$—
Comprehensive loss	$(121,266)	$(21,064)	$(172,719)	$(92,298)
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

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total
	Shares	Amount
Balance, February 29, 2024	78,070,781	$8	$1,499,603	$(47)	$(1,054,099)	$445,465
Exercise of stock options and vesting of restricted stock units	473,121	—	125	—	—	125
Issuance of common stock in connection with the employee stock purchase plan	297,668	—	1,944	—	—	1,944
Stock-based compensation expense	—	—	15,310	—	—	15,310
Other comprehensive income (loss)	—	—	—	13	—	13
Net loss	—	—	—	—	(27,592)	(27,592)
Balance, May 31, 2024	78,841,570	$8	$1,516,982	$(34)	$(1,081,691)	$435,265
Exercise of stock options and vesting of restricted stock units	1,531,832	—	8	—	—	8
Stock-based compensation expense	—	—	11,675	—	—	11,675
Other comprehensive income (loss)	—	—	—	60	—	60
Net loss	—	—	—	—	(23,934)	(23,934)
Balance, August 31, 2024	80,373,402	$8	$1,528,665	$26	$(1,105,625)	$423,074
Exercise of stock options and vesting of restricted stock units	438,997	—	2	—	—	2
Issuance of common stock in connection with the employee stock purchase plan	374,143	—	1,137	—	—	1,137
Stock-based compensation expense	—	—	10,053	—	—	10,053
Other comprehensive income (loss)	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(121,264)	(121,264)
Balance, November 30, 2024	81,186,542	$8	$1,539,857	$24	$(1,226,889)	$313,000
See accompanying notes to condensed consolidated financial statements

ACCOLADE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended November 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(172,790)	$(92,298)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Goodwill impairment	96,460	—
Depreciation and amortization expense	31,077	33,858
Amortization of deferred contract acquisition costs	4,234	4,012
Noncash interest expense	921	1,236
Gain on repurchase of convertible notes	—	(9,268)
Accretion of discounts/premiums on marketable securities, net	(1,747)	—
Stock-based compensation expense	37,038	45,648
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(2,992)	1,138
Accounts payable and accrued expenses	(4,141)	(133)
Deferred contract acquisition costs	(2,938)	(4,224)
Deferred revenue and due to customers	(11,468)	10,937
Accrued compensation	10,054	(13,433)
Other liabilities	(477)	(314)
Other assets	4,059	721
Net cash used in operating activities	(12,710)	(22,120)
Cash flows from investing activities:
Purchases of marketable securities	(40,924)	—
Maturities of marketable securities	54,500	—
Capitalized software development costs	(2,840)	(6,475)
Purchases of property and equipment	(1,037)	(3,900)
Net cash provided by (used) in investing activities	9,699	(10,375)
Cash flows from financing activities:
Proceeds from stock option exercises	134	4,013
Proceeds from employee stock purchase plan	3,081	3,579
Payments for repurchase of convertible notes	—	(65,808)
Payments for debt extinguishment costs	—	(355)
Net cash provided by (used) financing activities	3,215	(58,571)
Net increase (decrease) in cash and cash equivalents	204	(91,066)
Cash and cash equivalents, beginning of period	185,718	321,083
Cash and cash equivalents, end of period	$185,922	$230,017
Supplemental cash flow information:
Interest paid	$1,240	$1,590
Fixed assets and capitalized software included in accounts payable	$568	$40
Other receivable related to stock option exercises	$—	$1
Income taxes paid	$412	$325
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
(b)    Unaudited Interim Financial Statements
The accompanying condensed consolidated financial statements and the related footnote disclosures are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s interim condensed consolidated financial position as of November 30, 2024 and the results of its operations for the three and nine months ended November 30, 2024 and 2023. The results for the three and nine months ended November 30, 2024 are not necessarily indicative of results to be expected for the year ending February 28, 2025, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended February 29, 2024.
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
For the three months ended November 30, 2024 and 2023, the Company capitalized $861 and $1,790, respectively, for internal-use software. For the nine months ended November 30, 2024 and 2023, the Company capitalized

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

$2,844 and $5,965, respectively, for internal-use software. Amortization expense related to capitalized internal-use software during the three months ended November 30, 2024 and 2023 was $1,152 and $806, respectively. Amortization expense related to capitalized internal-use software during the nine months ended November 30, 2024 and 2023 was $3,199 and $1,937, respectively.
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
(3)    Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Access fees	$71,356	$70,821	$220,962	$208,315
Usage-based fees	33,705	28,550	100,925	81,146
Total	$105,061	$99,371	$321,887	$289,461

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

As of November 30, 2024, revenue is expected to be recognized from remaining performance obligations as follows:

Fiscal year ending February 28(29),
Remainder of 2025	$55,881
2026	117,483
2027	51,407
2028	21,978
2029	141
Total	$246,890
The expected revenue includes variable fee estimates for access fee revenue during the non-cancellable term of the Company’s contracts. The expected revenue does not include amounts of variable consideration that are constrained, direct-to-consumer revenues, and usage-based revenues.
Significant changes to the contract liability balances during the nine months ended November 30, 2024 and 2023 were the result of revenue recognized and net cash received. Significant changes in the deferred revenue balances during the nine months ended November 30, 2024 and 2023 were the result of recognized revenue of $34,244 and $34,547, respectively, that were previously included in deferred revenue. In addition, significant changes to the contract asset balances during the nine months ended November 30, 2024 and 2023 were the result of revenue recognized as well as transfers to accounts receivable. Contract assets relating to unbilled revenue are transferred to accounts receivable when the right to consideration becomes unconditional.
Revenue related to performance obligations satisfied in prior periods that was recognized during the three months ended November 30, 2024 and 2023 was $1,282 and $1,234, respectively. Revenue related to performance obligations satisfied in prior periods that was recognized during the nine months ended November 30, 2024 and 2023 was $4,587 and $4,200, respectively. These changes in amounts were primarily due to the inclusion of consideration that was previously constrained related to the Company’s achievement of healthcare cost savings.
Cost to obtain and fulfill a contract
The Company capitalizes sales commissions paid to internal sales personnel that are both incremental to the acquisition of customer contracts and recoverable. These costs are recorded as deferred contract acquisition costs in the accompanying condensed consolidated balance sheets. The Company capitalized commission costs of $764 and $1,398 for the three months ended November 30, 2024 and 2023, respectively. The Company capitalized commission costs of $2,220 and $3,184 for the nine months ended November 30, 2024 and 2023, respectively. The Company defers costs based on its sales compensation plans only if the commissions are incremental and would not have occurred absent the customer contract. Payments to direct sales personnel are typically made upon signature of the contract. The Company does not pay commissions on contract renewals.
Deferred commissions paid on the initial acquisition of a contract are amortized ratably over an estimated period of benefit of five years, which is the estimated customer life. The Company determined the period of amortization for deferred commissions by taking into consideration current customer contract terms, historical customer retention, and other factors. Amortization is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and totaled $1,140 and $1,288 for the three months ended November 30, 2024 and 2023, respectively, and $3,150 and $2,947 for the nine months ended November 30, 2024 and 2023, respectively. The Company periodically reviews deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the estimated period of benefit. There were no impairment losses recorded during the periods presented.
For certain customer contracts, the Company may incur direct and incremental costs related to customer set-up and implementation. The Company recorded deferred implementation costs of $443 and $742 for the three months ended November 30, 2024 and 2023, respectively, and $724 and $1,016 for the nine months ended November 30, 2024 and 2023, respectively. These implementation costs are deferred and amortized over the expected useful life of the Company’s customers, which is five years. Amortization is included in cost of revenue in the Company’s condensed consolidated statements of operations and totaled $412 and $536 for the three months ended November 30, 2024 and 2023, respectively, and $1,084 and $1,066 for the nine months ended November 30, 2024 and 2023, respectively.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(4)    Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill for the nine months ended November 30, 2024:

Balance, February 29, 2024	$278,191
Impairment	$(96,460)
Balance, November 30, 2024	$181,731
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
During the three months ended November 30, 2024, the Company determined that the decline in the price of its stock, which resulted in a corresponding decline in market capitalization, and the downward revision of the Company's financial forecast due primarily to changes in the Company's forward-looking revenue growth rate, constituted triggering events. The Company evaluated whether changes in the Company's market capitalization and financial forecast indicated that the carrying value of goodwill was impaired. As a result of this evaluation, the Company recorded a non-cash goodwill impairment charge of $96,460 (equivalent to $1.20 per basic and diluted share) during the three months ended November 30, 2024. No impairments were recorded to intangible assets during the three months ended November 30, 2024.
The Company's November 30, 2024 goodwill impairment test reflected an allocation of 70% and 30% between income and market-based approaches, respectively. The Company believes the 70% weighting to the income-based approach is appropriate as it more directly reflects its future growth and profitability expectations. Significant inputs into the valuation models included the discount rate, forecasted revenue growth rates, forecasted EBITDA margins, and revenue market multiples. Management used a discount rate of 15% and guideline peer group revenue multiples between 0.7x and 0.6x current and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.
While management cannot predict if or when future goodwill impairments may occur, goodwill impairments could have material adverse effects on the Company’s operating income, net assets, and/or the Company’s cost of, or access to, capital.
Intangible assets consisted of the following:

		As of November 30, 2024
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Customer relationships	2 to 20 years	$124,050	$(26,500)	$97,550	16.2
Technology	2 to 5 years	111,526	(84,831)	26,695	1.4
Supplier-based network	5 years	25,000	(18,750)	6,250	1.3
Trade name	10 years	13,700	(4,881)	8,819	6.4
		$274,276	$(134,962)	$139,314
Amortization expense for intangible assets was $8,328 and $9,141 during the three months ended November 30, 2024 and 2023, respectively, and $26,095 and $28,654 during the nine months ended November 30, 2024 and 2023, respectively.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(5)    Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities within the fair value hierarchy:

	November 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents:
Money market funds	$49,337	$—	$—	$49,337
Marketable securities:
United States government debt	$17,922	$—	$—	$17,922
Commercial paper	$—	$16,150	$—	$16,150
United States agency debt	$—	$5,485	$—	$5,485

	February 29, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market funds	$34,351	$—	$—	$34,351
Marketable securities:
United States government debt	$24,431	$—	$—	$24,431
Commercial paper	$—	$17,134	$—	$17,134
United States agency debt	$—	$9,750	$—	$9,750
The estimated fair value of the convertible senior notes (Note 6) was $197,323 as of November 30, 2024, based on quoted market prices of the Company’s instrument in markets that are not active and are classified as Level 2 within the fair value hierarchy. Considerable judgment is necessary to interpret the market data and develop an estimate of the fair value. Accordingly, the estimate is not necessarily indicative of the amount at which this instrument could be purchased, sold, or settled.
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
As of November 30, 2024, none of the conditions of the Notes to early convert had been met. The Notes are the Company’s senior, unsecured obligations that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment with the Company’s future senior unsecured indebtedness that is not so subordinated, effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables and preferred equity (to the extent the Company is not a holder thereof)) of the Company’s subsidiaries. The Notes contain both affirmative and negative covenants. As of November 30, 2024, the Company was in compliance with all covenants in the Notes.
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
The net carrying amount of the Notes was as follows:

	November 30, 2024	February 29, 2024
Principal	$211,041	$211,041
Unamortized issuance costs	(1,638)	(2,559)
Net carrying amount	$209,403	$208,482
For the three months ended November 30, 2024 and 2023, the Company recorded interest expense of $569 and $723, respectively, of which $305 and $397, respectively, was associated with the amortization of the debt discount. For the nine months ended November 30, 2024 and 2023, the Company recorded interest expense of $1,715 and $2,285, respectively, of which $921 and $1,236, respectively, was associated with the amortization of debt discount.
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
(b)    Revolving Credit Facility
During July 2019, the Company entered into a revolving credit facility (as amended, the 2019 Revolver) with a syndicate of two banks. Under the 2019 Revolver, the Company has the capacity to borrow up to $80,000 on a revolving facility. Availability of borrowings on the 2019 Revolver is calculated as a multiple of the Company’s eligible monthly recurring revenues (as defined in the 2019 Revolver). As of November 30, 2024, the Company had outstanding letters of credit to serve as office landlord security deposits in the amount of $1,208, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $61,744 as of November 30, 2024. No amounts were outstanding as of November 30, 2024.
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
The Company incurred lender and third-party fees when entering into the 2019 Revolver, all of which were deferred at the onset of the facility and have been fully amortized. During the three months ended November 30, 2024 and 2023, the Company recorded interest expense of $51 and $51, respectively, related to the revolving credit facility. During the nine months ended November 30, 2024 and 2023, the Company recorded interest expense of $153 and $153, respectively, related to the revolving credit facility.
The 2019 Revolver is collateralized by substantially all of the assets of the Company.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(c)    Letters of Credit
In addition to the letters of credit outstanding under the 2019 Revolver, the Company had letters of credit outstanding as of November 30, 2024 to serve as office landlord security deposits in the amount of $1,443.
(7)    Stock-based Compensation
The following table summarizes the amount of stock-based compensation included in the consolidated statements of operations:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization	$727	$1,163	$2,491	$3,276
Product and technology	3,162	7,807	14,734	22,416
Sales and marketing	2,972	3,321	9,494	11,023
General and administrative	3,192	3,353	10,319	8,933
Total stock-based compensation	$10,053	$15,644	$37,038	$45,648
In July 2020, the Company adopted the 2020 Equity Incentive Plan (the Incentive Plan), which authorized the Company to grant up to 4,300,000 shares of common stock to eligible employees, directors, and consultants to the Company in the form of stock options, restricted stock units, and other various equity awards, including any shares subject to stock options or other awards granted under the Company’s prior stock option plan that expire or terminate for any reason (other than being exercised in full) or are cancelled in accordance with the terms of the prior stock option plan. The Incentive Plan also includes an annual evergreen increase, and the amount, terms of grants, and exercisability provisions are determined by the board of directors. The term of an award may be up to 10 years and options generally vest over four years, with one quarter of an award vesting one year after grant and the remainder vesting on a monthly basis over three years. As of November 30, 2024, there was a total of 15,257,574 shares of common stock authorized for issuance under the Incentive Plan, of which 1,589,025 were available for future grants.
(a)    Stock Options
The following is a summary of stock option activity under the Incentive Plan:

	Stock Options	Weighted average exercise price	Weighted remaining contractual life in years	Aggregate intrinsic value
Balance, February 29, 2024	6,171,653	$10.87
Exercised	(18,077)	5.97
Forfeited	(264,846)	11.30
Balance, November 30, 2024	5,888,730	$10.84	3.5	$—
For the three months ended November 30, 2024 and 2023, the Company recognized $770 and $1,661 in compensation expense related to stock options, respectively. For the nine months ended November 30, 2024 and 2023, the Company recognized $3,075 and $5,641 in compensation expense related to stock options, respectively. As of November 30, 2024, approximately $1,542 of unrecognized compensation expense related to our stock options is expected to be recognized over a weighted average period of 0.7 years. The aggregate intrinsic value of stock options exercised was $0 and $653 for the three months ended November 30, 2024 and 2023, respectively, and $46 and $4,151 for the nine months ended November 30, 2024 and 2023, respectively.
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

	Stock Options	Weighted average exercise price	Weighted remaining contractual life in years	Aggregate intrinsic value
Balance, February 29, 2024	53,269	$1.74
Exercised	(23,979)	$1.38
Forfeited	(10)	$2.88
Balance, November 30, 2024	29,280	$2.04	5.2	$53
For the three months ended November 30, 2024 and 2023, the Company recognized $56 and $155, respectively, in compensation expense related to PlushCare stock options. For the nine months ended November 30, 2024 and 2023, the Company recognized $211 and $2,215, respectively, in compensation expense related to PlushCare stock options. As of November 30, 2024, there is no remaining unrecognized compensation expense related to PlushCare stock options. The aggregate intrinsic value of stock options exercised was $1 and $101 for the three months ended November 30, 2024 and 2023, respectively, and $170 and $650 for the nine months ended November 30, 2024 and 2023, respectively.
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
The following is a summary of activity for the nine months ended November 30, 2024:

Restricted Stock Units
Balance, February 29, 2024	5,031,140
Granted	3,452,268
Vested	(2,401,888)
Forfeited	(832,631)
Balance, November 30, 2024	5,248,889
For the three months ended November 30, 2024 and 2023, the Company recognized $8,931 and $9,798, respectively, in restricted stock unit compensation expense. For the nine months ended November 30, 2024 and 2023, the Company recognized $28,491 and $25,791, respectively, in restricted stock unit compensation expense with $41,503 remaining total unrecognized compensation costs related to these awards as of November 30, 2024. The total unrecognized costs are expected to be recognized over a weighted-average term of 1.8 years. The weighted average grant date fair value of restricted stock units granted during the nine months ended November 30, 2024 was $6.49.
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

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(d)    Performance Stock Units
The Company grants performance stock units (PSUs) to the Company’s named executive officers and certain senior members of management. PSUs vest after three fiscal years based on achievement of performance metrics for each of the three fiscal years following the grant. Stock-based compensation costs associated with PSUs are reassessed each reporting period based on estimated performance achievement. The number of PSUs that will be issued upon vesting of each award will be between a minimum of 0% and a maximum of 150% or 200% of the target number of shares granted based on the actual achievement of performance metrics and the specific terms of the award.
The following is a summary of activity for the nine months ended November 30, 2024:

Performance Stock Units
Balance, February 29, 2024	276,480
Granted	417,500
Vested	—
Forfeited	—
Balance, November 30, 2024	693,980
Expense for these awards is recognized using graded amortization. For the three months ended November 30, 2024 and 2023, respectively, the Company recognized $101 and $138 in PSU expense, respectively, related to these awards. For the nine months ended November 30, 2024 and 2023, respectively, the Company recognized $570 and $211 in PSU expense with $3,414 remaining total unrecognized compensation costs related to these awards as of November 30, 2024. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.0 years.
(e)    Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (the ESPP). As of November 30, 2024, there was a total of 3,839,393 shares of common stock authorized for issuance under the ESPP, of which 1,886,666 shares were available for future issuance.
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
Employees who elect to participate in the ESPP commence payroll withholdings that accumulate through the end of the respective period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock for 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $195 and $373 during the three months ended November 30, 2024 and 2023, respectively, and $785 and $1,157 during the nine months ended November 30, 2024 and 2023, respectively, related to the ESPP.
During the nine months ended November 30, 2024 and 2023, employees who elected to participate in the ESPP purchased a total of 671,811 and 512,235 shares of common stock, respectively, resulting in cash proceeds to the Company of $3,081 and $3,579, respectively. ESPP employee payroll contributions accrued as of November 30, 2024 and February 29, 2024 totaled $199 and $1,263, respectively, and are included within accrued compensation in the consolidated balance sheet. Cash withheld via employee payroll deductions is presented in financing activities as proceeds from stock purchases under employee stock purchase plan on the consolidated statement of cash flows.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(f)    Other
In connection with the acquisition of PlushCare on June 9, 2021, certain PlushCare individuals entered into agreements with the Company whereby these individuals are eligible to receive an aggregate of 806,161 shares that require continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post business combination periods due to the additional service requirement for these individuals. One third of these shares vested on the first anniversary of the acquisition date, one third vested on the second anniversary of acquisition date, and one third vested on the third anniversary of the acquisition date. As of November 30, 2024, there were no unvested shares outstanding. The Company recognized stock-based compensation expense of $0 and $3,519 during the three months ended November 30, 2024 and 2023, respectively, and $3,905 and $10,663 during the nine months ended November 30, 2024 and 2023, respectively.
(8)    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes for separate U.S. tax filers and for entities in separate tax jurisdictions. As a result of the Company’s history of net operating losses (NOL), the Company has historically provided for a full valuation allowance against its U.S. deferred tax assets that are not more-likely-than-not to be realized. For the three months ended November 30, 2024 and 2023, the Company recorded income tax provision of $332 and $331, respectively, which resulted in effective tax rates of (0.3)% and (1.6)%, respectively. For the nine months ended November 30, 2024 and 2023, the Company recorded income tax expense of $1,041 and $506, respectively, which resulted in effective tax rates of (0.6)% and (0.6%), respectively.
(9)    Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to Accolade’s common stockholders:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Net loss	$(121,264)	$(21,064)	$(172,790)	$(92,298)
Weighted-average common shares outstanding, basic	80,646,780	76,139,256	78,764,601	74,572,094
Net loss per share attributable to common stockholders, basic	$(1.50)	$(0.28)	$(2.19)	$(1.24)
As the Company has reported net losses for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Stock options	5,918,010	7,111,142	5,918,010	7,111,142
Unvested restricted stock units	5,248,889	5,489,126	5,248,889	5,489,126
Unvested performance stock units	97,690	—	97,690	—
Shares issued to PlushCare employees and subject to vesting	—	268,720	—	268,720
Contingent shares in connection with PlushCare acquisition	—	102,111	—	102,111
Indemnity shares held in escrow in connection with PlushCare acquisition	—	27,342	—	27,342
Convertible Senior Notes	4,180,469	4,180,469	4,180,469	4,180,469
Total	15,445,058	17,178,910	15,445,058	17,178,910

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
(c)    Purchase Obligations
The Company has minimum required purchase commitments of $40,323 pursuant to an agreement primarily related to cloud computing services. Portions of the total purchase commitment are required to be met prior to the end of each contract year, September 30, in each of fiscal years 2023 through 2027. If total purchases in a contract year do not meet the portion of the commitment required for that year, the shortfall must be prepaid and can be used for future purchases through September 30, 2027. As of November 30, 2024, the Company has remaining future purchase commitments under this agreement of $17,834.
(11)    Restructuring
During the three months ended November 30, 2024, the Company initiated strategic measures to reduce certain portions of the Company’s workforce to support its profitability objectives. As a result, severance expense was recorded for the impacted employees. Separately, the Company previously initiated certain measures to accelerate the integration of recent acquisitions through strategic reductions in the Company's workforce and increase hiring in lower cost regions during the year ended February 28, 2023.
The following table summarizes the amount of severance costs included in the consolidated statements of operations:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Cost of revenue, excluding depreciation and amortization	$667	$(38)	$667	$688
Product and technology	1,222	(5)	1,222	102
Sales and marketing	22	(102)	22	(127)
General and administrative	83	(14)	83	228
Total severance costs	$1,994	$(159)	$1,994	$891
The following is a summary of the changes in severance liabilities related to the workforce reductions. These liabilities are included within accrued compensation on the consolidated balance sheets:

Balance as of February 29, 2024	$—
Severance costs	1,994
Cash payments	(1,077)
Balance as of November 30, 2024	$917
The Company expects remaining severance-related liabilities to be paid out in cash during fiscal 2025. Additional expenses associated with these restructuring activities are not expected to be material.

Accolade, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands except share and per share data) (continued)

(12)    Subsequent Event
Proposed Transaction with Transcarent
On January 8, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transcarent, Inc., a Delaware corporation (“Parent”), and Acorn Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into the Company (the “Merger”, and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving the Merger. The Company’s board of directors (the “Company Board”) unanimously approved the Merger Agreement and the consummation of the Transactions, including the Merger, and subject to the terms of the Merger Agreement, resolved to recommend that the Company stockholders adopt the Merger Agreement and approve the Merger and the Transactions at a meeting of its stockholders (the “Company Stockholder Meeting”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”), issued and outstanding immediately prior to the Effective Time (each, a “Share”, and collectively, the “Shares”), subject to certain customary exceptions specified in the Merger Agreement, will automatically be converted into the right to receive $7.03 in cash, without interest (the “Merger Consideration”).

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time.

The Company has also agreed to convene a Company Stockholder Meeting for the purpose of obtaining the affirmative vote of the holders of a majority of all outstanding shares of Company Common Stock to adopt the Merger Agreement (the “Company Stockholder Approval”). The Merger Agreement also includes covenants requiring the Company not to (i) solicit, initiate, knowingly induce the making, submission or announcement of, or knowingly facilitate or knowingly encourage any inquiries or the implementation or submission of, or any proposals or offers that would be reasonably expected to lead to, an acquisition proposal, (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or provide any non-public information in connection with any inquiries, proposals or offers that constitute, or would be reasonably expected to lead to, an acquisition proposal, or (iii) enter into or accept any letter of intent, term sheet or acquisition agreement, subject to, prior to receipt of the Company Stockholder Approval, a customary “fiduciary out” provision that allows the Company, under certain specified circumstances, to provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an acquisition proposal if the Company complies with certain notice and other requirements and the Company Board determines in good faith (after consultation with its financial advisor and outside legal counsel) that such acquisition proposal is more favorable to the Company’s stockholders from a financial point of view than Transactions, subject to certain matching rights in favor of Parent.

The Merger Agreement contains certain termination rights for each of the Company and Parent. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, the Company will be required to pay Parent a termination fee in an amount equal to $19,800, including if the Merger Agreement is terminated due to (i) the Company accepting a superior proposal or (ii) the Company Board changing its recommendation that stockholders vote to adopt the Merger Agreement prior to the Company Stockholder Meeting. This termination fee will also be payable if the (y) Merger Agreement is terminated under certain circumstances, and prior to such termination, a proposal to acquire more than 50% of the Company’s assets or outstanding shares of Company Common Stock is publicly announced or disclosed and not publicly withdrawn, and (z) Company enters into or submits to the Company stockholders a definitive agreement or completes any transaction involving the acquisition of more than 50% of the Company’s assets or outstanding shares of Company Common Stock within twelve months of the termination. Additionally, the Company or Parent may terminate the Merger Agreement if the Company Stockholder Approval is not received at the Company Stockholder Meeting.

The Merger Agreement further provides that Parent will be required to pay the Company a termination fee in an amount equal to $29,950 in the event the Merger Agreement is terminated under certain specified circumstances, including (i) if Parent fails to consummate the Merger as required pursuant to, and in the circumstances specified in, the Merger Agreement or (ii) the Merger Agreement is terminated due to the failure to obtain antitrust approval by October 7, 2025, subject to an extension until January 7, 2026.

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
For the three months ended November 30, 2024, our total revenue was $105.1 million, representing 6% year-over-year growth compared to total revenue of $99.4 million for the three months ended November 30, 2023. For the nine months ended November 30, 2024, our total revenue was $321.9 million, representing 11% year-over-year growth compared to total revenue of $289.5 million for the nine months ended November 30, 2023. For the three months ended November 30, 2024 and 2023, our net loss was $121.3 million and $21.1 million, respectively. For the nine months ended November 30, 2024 and 2023, our net loss was $172.8 million and $92.3 million, respectively.
Proposed Transaction with Transcarent
On January 8, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transcarent, Inc., a Delaware corporation (“Parent”), and Acorn Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into the Company (the “Merger”, and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving the Merger. The Company’s board of directors (the “Company Board”) unanimously approved the Merger Agreement and the consummation of the Transactions, including the Merger, and subject to the terms of the Merger Agreement, resolved to recommend that the Company stockholders adopt the Merger Agreement and approve the Merger and the Transactions at a meeting of its stockholders (the “Company Stockholder Meeting”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”), issued and outstanding immediately prior to the Effective Time (each, a “Share”, and collectively, the “Shares”), subject to certain customary exceptions specified in the Merger Agreement, will automatically be converted into the right to receive $7.03 in cash, without interest (the “Merger Consideration”).

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time.

The Company has also agreed to convene a Company Stockholder Meeting for the purpose of obtaining the affirmative vote of the holders of a majority of all outstanding shares of Company Common Stock to adopt the Merger Agreement (the “Company Stockholder Approval”). The Merger Agreement also includes covenants requiring the Company not to (i) solicit, initiate, knowingly induce the making, submission or announcement of, or knowingly facilitate or knowingly encourage any inquiries or the implementation or submission of, or any proposals or offers that would be reasonably expected to lead to, an acquisition proposal, (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or provide any non-public information in connection with any inquiries, proposals or offers that constitute, or would be reasonably expected to lead to, an acquisition proposal, or (iii) enter into or accept any letter of intent, term sheet or acquisition agreement, subject to, prior to receipt of the Company Stockholder Approval, a customary “fiduciary out” provision that allows the Company, under certain specified circumstances, to provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an acquisition proposal if the Company complies with certain notice and other requirements and the Company Board determines in good faith (after consultation with its financial advisor and outside legal counsel) that such acquisition proposal is more favorable to the Company’s stockholders from a financial point of view than Transactions, subject to certain matching rights in favor of Parent.

The Merger Agreement contains certain termination rights for each of the Company and Parent. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, the Company will be required to pay Parent a termination fee in an amount equal to $19.8 million, including if the Merger Agreement is terminated due to (i) the Company accepting a superior proposal or (ii) the Company Board changing its recommendation that stockholders vote to adopt the Merger Agreement prior to the Company Stockholder Meeting. This termination fee will also be payable if the (y) Merger Agreement is terminated under certain circumstances, and prior to such termination, a proposal to acquire more than 50% of the Company’s assets or outstanding shares of Company Common Stock is publicly announced or disclosed and not publicly withdrawn, and (z) Company enters into or submits to the Company stockholders a definitive agreement or completes any transaction involving the acquisition of more than 50% of the Company’s assets or outstanding shares of Company Common Stock within twelve months of the termination. Additionally, the Company or

Parent may terminate the Merger Agreement if the Company Stockholder Approval is not received at the Company Stockholder Meeting.

The Merger Agreement further provides that Parent will be required to pay the Company a termination fee in an amount equal to $30.0 million in the event the Merger Agreement is terminated under certain specified circumstances, including (i) if Parent fails to consummate the Merger as required pursuant to, and in the circumstances specified in, the Merger Agreement or (ii) the Merger Agreement is terminated due to the failure to obtain antitrust approval by October 7, 2025, subject to an extension until January 7, 2026.
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

Results of Operations
The following table presents a summary of our consolidated statements of operations for the periods indicated:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Revenue	$105,061	$99,371	$321,887	$289,461
Cost of revenue, excluding depreciation and amortization(1)	58,573	54,518	174,106	164,038
Operating expenses:
Product and technology(1)	20,588	23,468	69,374	74,969
Sales and marketing(1)	25,508	26,230	78,634	75,339
General and administrative(1)	16,199	15,474	48,743	47,813
Depreciation and amortization	10,048	11,400	31,077	33,858
Goodwill impairment	96,460	—	96,460	—
Total operating expenses	168,803	76,572	324,288	231,979
Loss from operations	(122,315)	(31,719)	(176,507)	(106,556)
Interest income, net	1,452	1,705	4,836	4,340
Other income (expense)	(69)	9,281	(78)	10,424
Loss before income taxes	(120,932)	(20,733)	(171,749)	(91,792)
Income tax expense	(332)	(331)	(1,041)	(506)
Net loss	$(121,264)	$(21,064)	$(172,790)	$(92,298)
_______________________________________________________
(1)The stock-based compensation expense included above was as follows:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Cost of revenue, excluding depreciation and amortization	$727	$1,163	$2,491	$3,276
Product and technology	3,162	7,807	14,734	22,416
Sales and marketing	2,972	3,321	9,494	11,023
General and administrative	3,192	3,353	10,319	8,933
Total stock‑based compensation	$10,053	$15,644	$37,038	$45,648

The following table sets forth our consolidated statements of operation data expressed as a percentage of revenue:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue, excluding depreciation and amortization	56%	55%	54%	57%
Operating expenses:
Product and technology	20%	24%	22%	26%
Sales and marketing	24%	26%	24%	26%
General and administrative	15%	16%	15%	17%
Depreciation and amortization	10%	11%	10%	12%
Goodwill impairment	92%	—%	30%	—%
Total operating expenses	161%	77%	101%	80%
Loss from operations	(116)%	(32)%	(55)%	(37)%
Interest income, net	1%	2%	2%	1%
Other income (expense)	—%	9%	—%	4%
Loss before income taxes	(115)%	(21)%	(53)%	(32)%
Income tax expense	—%	—%	—%	—%
Net loss	(115)%	(21)%	(54)%	(32)%
Comparison of Three and Nine Months Ended November 30, 2024 and 2023
Revenue

	Three months ended November 30,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$105,061	$99,371	$5,690	6%
Revenue increased $5.7 million, or 6%, to $105.1 million for the three months ended November 30, 2024, as compared to $99.4 million for the three months ended November 30, 2023. The increase was attributable to higher utilization of our services during the quarter as compared to the prior year’s corresponding period, partially offset by the impact of customer terminations during the fiscal year. Revenue from usage-based fees increased $5.2 million, or 18%, to $33.7 million for the three months ended November 30, 2024 as compared to $28.6 million for the three months ended November 30, 2023. Revenue from access fees increased $0.5 million, or 1%, to $71.4 million for the three months ended November 30, 2024 as compared to $70.8 million for the three months ended November 30, 2023.

	Nine months ended November 30,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Revenue	$321,887	$289,461	$32,426	11%
Revenue increased $32.4 million, or 11%, to $321.9 million for the nine months ended November 30, 2024, as compared to $289.5 million for the nine months ended November 30, 2023. The increase was attributable to timing of recognition of performance guarantee revenue and higher utilization of our services during the first nine months of fiscal 2025 as compared to the prior year’s corresponding period, partially offset by the impact of customer terminations during the fiscal year. Revenue from usage-based fees increased $19.8 million, or 24%, to $100.9 million for the nine months ended November 30, 2024 as compared to $81.1 million for the nine months ended November 30, 2023. Revenue from access fees increased $12.6 million, or 6%, to $221.0 million for the nine months ended November 30, 2024 as compared to $208.3 million for the nine months ended November 30, 2023. The increase in access fee revenue primarily reflects increased revenues associated with new customers and timing of recognition of performance guarantee revenue.

Cost of revenue, excluding depreciation and amortization

	Three months ended November 30,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$58,573	$54,518	$4,055	7%
Cost of revenue, excluding depreciation and amortization increased $4.1 million, or 7%, to $58.6 million for the three months ended November 30, 2024, as compared to $54.5 million for three months ended November 30, 2023. The increase was primarily driven by $4.1 million in increased personnel and related costs to serve the customer base and $0.9 million in increased member outreach costs, partially offset by $0.4 million in decreased stock-based compensation expense and $0.2 million in decreased in travel costs.

	Nine months ended November 30,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of revenue, excluding depreciation and amortization	$174,106	$164,038	$10,068	6%
Cost of revenue, excluding depreciation and amortization increased $10.1 million, or 6%, to $174.1 million for the nine months ended November 30, 2024, as compared to $164.0 million for nine months ended November 30, 2023. The increase was primarily driven by $9.9 million in increased personnel and related costs to serve the customer base and $1.0 million in increased member outreach costs, partially offset by a $0.8 million decrease in stock-based compensation expense.
Operating expenses

	Three months ended November 30,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Operating expenses:
Product and technology	$20,588	$23,468	$(2,880)	(12)%
Sales and marketing	25,508	26,230	(722)	(3)%
General and administrative	16,199	15,474	725	5%
Depreciation and amortization	10,048	11,400	(1,352)	(12)%
Goodwill impairment	96,460	—	96,460	N/A
Total operating expenses	$168,803	$76,572	$92,231	120%
Product and technology. Product and technology expense decreased $2.9 million, or 12%, to $20.6 million for the three months ended November 30, 2024, as compared to $23.5 million for the three months ended November 30, 2023. The decrease was primarily driven by $4.6 million of decreased stock-based compensation expense, partially offset by $1.2 million of severance costs associated with workforce realignment actions taken by management.
Sales and marketing. Sales and marketing expense decreased $0.7 million, or 3%, to $25.5 million for the three months ended November 30, 2024, as compared to $26.2 million for the three months ended November 30, 2023. The decrease was primarily driven by $0.3 million in decreased stock-based compensation expense and $0.2 million in decreased travel costs.
General and administrative. General and administrative expense increased $0.7 million, or 5%, to $16.2 million for the three months ended November 30, 2024, as compared to $15.5 million for the three months ended November 30, 2023. The increase was primarily due to $1.3 million in increased personnel and related costs, partially offset by a decrease of $0.2 million in stock-based compensation expense and by a $0.3 million decrease in travel expenses.

Depreciation and amortization. Depreciation and amortization expense decreased $1.4 million, or 12%, to $10.0 million for the three months ended November 30, 2024, as compared to $11.4 million for the three months ended November 30, 2023 primarily due to certain intangible assets becoming fully amortized during the last fiscal year.
Goodwill impairment. This operating expense represents the impairment charge taken as a result of the goodwill impairment test performed during the three months ended November 30, 2024.

	Nine months ended November 30,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Operating expenses:
Product and technology	$69,374	$74,969	$(5,595)	(7)%
Sales and marketing	78,634	75,339	3,295	4%
General and administrative	48,743	47,813	930	2%
Depreciation and amortization	31,077	33,858	(2,781)	(8)%
Goodwill impairment	96,460	—	96,460	N/A
Total operating expenses	$324,288	$231,979	$92,309	40%
Product and technology. Product and technology expense decreased $5.6 million, or 7%, to $69.4 million for the nine months ended November 30, 2024, as compared to $75.0 million for the nine months ended November 30, 2023. The decrease was primarily driven by $7.7 million in decreased stock-based compensation expense, and $0.6 million in decreased travel costs, partially offset by $1.8 million lower capitalized software development costs and $1.2 million of severance costs associated with workforce realignment actions taken by management.
Sales and marketing. Sales and marketing expense increased $3.3 million, or 4%, to $78.6 million for the nine months ended November 30, 2024, as compared to $75.3 million for the nine months ended November 30, 2023. The increase was primarily driven by $4.3 million in increased marketing and customer acquisition costs and $0.9 million in increased personnel and related costs, partially offset by $1.5 million in decreased stock-based compensation expense and $0.5 in decreased travel costs.
General and administrative. General and administrative expense increased $0.9 million, or 2%, to $48.7 million for the nine months ended November 30, 2024, as compared to $47.8 million for the nine months ended November 30, 2023. The increase was primarily due to an increase of $1.4 million in stock-based compensation expense and $1.2 million increased personnel and related costs, partially offset by $0.8 million decrease in bad debt and $0.8 million decrease in travel expense.
Depreciation and amortization. Depreciation and amortization expense decreased $2.8 million, or 8%, to $31.1 million for the nine months ended November 30, 2024, as compared to $33.9 million for the nine months ended November 30, 2023 primarily due to certain intangible assets becoming fully amortized during the period.
Goodwill impairment. This operating expense represents the impairment charge taken as a result of the goodwill impairment test performed during the three months ended November 30, 2024.
Interest income, net

	Three months ended November 30,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest income, net	$1,452	$1,705	$(253)	(15)%
Interest income, net decreased $0.3 million, or 15% for the three months ended November 30, 2024, as compared to the three months ended November 30, 2023. The decrease was primarily due to a $0.4 million decrease in interest income generated from our cash, cash equivalents, and marketable securities during the three months ended November 30, 2024 compared to the prior year period.

	Nine months ended November 30,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest income, net	$4,836	$4,340	$496	11%
Interest income, net increased $0.5 million, or 11%, to $4.8 million for the nine months ended November 30, 2024, as compared to $4.3 million for the nine months ended November 30, 2023. The increase was primarily due to a $0.6 million decrease in interest expense on our debt arrangements.
Other income (expense)

	Three months ended November 30,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Other income (expense)	$(69)	$9,281	$(9,350)	(101)%
Other income (expense) decreased $9.4 million, or (101)%, to $(0.1) million for the three months ended November 30, 2024, as compared to $9.3 million for the three months ended November 30, 2023. The decrease was primarily due to a net gain of $9.3 million on the repurchase and cancellation of convertible notes during the prior year period.

	Nine months ended November 30,		Changes
	2024	2023	Amount	%
	(in thousands, except percentages)
Other income (expense)	$(78)	$10,424	$(10,502)	(101)%
Other income (expense) decreased $10.5 million, or (101)%, to $(0.1) million for the nine months ended November 30, 2024, as compared to $10.4 million for the nine months ended November 30, 2023. The decrease was primarily due to a net gain of $9.3 million on the repurchase and cancellation of convertible notes during the prior year period.
Certain Non-GAAP Financial Measures
We use the following non-GAAP financial measures to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and determine employee incentives.

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
	(in thousands, except percentages)		(in thousands, except percentages)
Adjusted Gross Profit	$47,882	$45,978	$150,939	$129,387
Adjusted Gross Margin	45.6%	46.3%	46.9%	44.7%
Adjusted EBITDA	$(3,760)	$(4,626)	$(9,938)	$(25,972)
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

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$105,061	$99,371	$321,887	$289,461
Cost of revenue, excluding depreciation and amortization	(58,573)	(54,518)	(174,106)	(164,038)
Amortization of acquired intangible assets, cost of revenue	(6,460)	(7,000)	(13,473)	(14,015)
Depreciation of property and equipment, cost of revenue	(1,313)	(1,160)	(3,565)	(2,106)
GAAP gross profit	$38,715	$36,693	$130,743	$109,302
GAAP gross margin	36.9%	36.9%	40.6%	37.8%

GAAP gross profit	$38,715	$36,693	$130,743	$109,302
Amortization of acquired intangible assets, cost of revenue	6,460	7,000	13,473	14,015
Depreciation of property and equipment, cost of revenue	1,313	1,160	3,565	2,106
Stock‑based compensation, cost of revenue	727	1,163	2,491	3,276
Severance costs, cost of revenue	667	(38)	667	688
Adjusted Gross Profit	$47,882	$45,978	$150,939	$129,387
Adjusted Gross Margin	45.6%	46.3%	46.9%	44.7%
GAAP gross margin for the three months ended November 30, 2024 and 2023 was the same for both periods at 36.9% and Adjusted Gross Margin for the three months ended November 30, 2024 and 2023 decreased to 45.6% from 46.3%, respectively. GAAP gross margin for the nine months ended November 30, 2024 and 2023 increased to 40.6% from 37.8%, respectively, and Adjusted Gross Margin for the nine months ended November 30, 2024 and 2023 increased to 46.9% from 44.7%, respectively. The decrease in Adjusted Gross Margin during the three months ended November 30, 2024 was primarily due to lower amortization of acquired intangible assets in fiscal 2025. The increases in GAAP gross margin and Adjusted Gross Margin during the three and nine months ended November 30, 2024 were primarily due to the timing of high gross margin revenues recognized during the first nine months of fiscal 2025 that did not occur during the first nine months of fiscal 2024, as well as through cost efficiencies resulting from initiatives to optimize staffing costs and service delivery by leveraging technology to automate elements of service delivery and member experience processes, and by hiring certain roles in lower cost geographies.
The following table presents, for the periods indicated, a reconciliation of our Adjusted EBITDA to our net loss:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss	$(121,264)	$(21,064)	$(172,790)	$(92,298)
Adjusted for:
Interest income, net	(1,452)	(1,705)	(4,836)	(4,340)
Income tax expense	332	331	1,041	506
Depreciation and amortization	10,048	11,400	31,077	33,858
Stock‑based compensation	10,053	15,644	37,038	45,648
Acquisition and integration‑related costs(1)	—	208	—	187
Goodwill impairment	96,460	—	96,460	—
Severance costs(2)	1,994	(159)	1,994	891
Other expense (income)	69	(9,281)	78	(10,424)
Adjusted EBITDA	$(3,760)	$(4,626)	$(9,938)	$(25,972)
(1)For the three and nine months ended November 30, 2023, acquisition and integration-related costs represent expenses associated with litigation inherited through the PlushCare acquisition.
(2)Severance costs represent expenses associated with workforce realignment actions taken by management.
Liquidity and Capital Resources
We had cash and cash equivalents of $185.9 million and marketable securities of $39.6 million as of November 30, 2024 totaling an aggregate of $225.5 million of cash, cash equivalents, and marketable securities. Our cash equivalents are comprised primarily of money market accounts held at banks. Marketable securities are comprised of U.S. government debt, commercial paper, and U.S. agency debt with original maturities greater than three months. Management believes the Company’s cash, cash equivalents, and marketable securities, plus customer revenues and advances and available borrowings under its debt facility, are sufficient to fund its operations through at least the next 12 months from the issuance of these condensed consolidated financial statements.
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
We currently have a revolving credit facility (2019 Revolver), which we entered into in July 2019. The 2019 Revolver provides for a senior secured revolving line of credit in the amount of up to $80.0 million, with borrowing availability subject to certain monthly recurring revenue calculations. The interest rate on any outstanding borrowings are at the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 350 basis points or Base Rate (as defined) plus 250 basis points, with the BSBY rate and Base Rate subject to minimum levels, subject to certain floors, and interest payments are to be made in installments of one, two, or three months as chosen by us. We also have outstanding letters of credit to serve as office landlord security deposits in the amount of $1.2 million, which are secured through the revolving credit facility and reduce our borrowing capacity. The capacity of the revolving credit facility was $61.7 million as of November 30, 2024. Under the terms of the 2019 Revolver, as we had more than $200.0 million of cash, cash equivalents, and marketable securities as of May 31, 2024, the 2019 Revolver term was automatically extended until July 19, 2025.

We were in compliance with all such applicable covenants as of November 30, 2024, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. We do not expect to need to draw on the 2019 Revolver, but our access to draw on the 2019 Revolver could be limited in the future if we do not have enough monthly recurring revenues to cover the borrowing availability calculations.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended November 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(12,710)	$(22,120)
Net cash provided by (used) in investing activities	9,699	(10,375)
Net cash provided by (used) financing activities	3,215	(58,571)
Operating Activities. Net cash used in operating activities decreased by $9.4 million to $12.7 million during the nine months ended November 30, 2024 from $22.1 million during the nine months ended November 30, 2023, primarily due to increased performance of the business including growth in revenues and gross profit which resulted in a reduction in cash used in operating activities.
Investing Activities. Net cash provided by (used) in investing activities increased by $20.1 million to $9.7 million during the nine months ended November 30, 2024, from $(10.4) million during the nine months ended November 30, 2023, primarily due to maturities of marketable securities in fiscal 2025, partially offset by purchases of marketable securities and lower purchases of property and equipment and capitalized software development costs.
Financing Activities. Net cash provided by (used) financing activities increased by $61.8 million to $3.2 million during the nine months ended November 30, 2024 from $(58.6) million during the nine months ended November 30, 2023 primarily due to the repurchase of convertible notes that occurred during the prior fiscal year and lower proceeds from stock option exercises.
Material Cash Requirements
As of November 30, 2024, our material cash requirements from known contractual and other obligations, which we expect to fund through available cash, future cash generated from operations, and our existing financing arrangements, are as follows:
•Principal and interest obligations on convertible debt – As discussed in detail above, the $211.0 million principal amount of the Notes matures on April 1, 2026. See Our Debt Arrangements above and Note 6 to our consolidated financial statements for more details.
•Operating leases – We have entered into operating leases, primarily for office space. The amount and composition of our leases have not changed significantly during the three months ended November 30, 2024.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended November 30, 2024, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended February 29, 2024 filed with the SEC.
Recently Issued and Adopted Accounting Pronouncements
For more information on recently issued accounting pronouncements, see Note 2 in the accompanying Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $185.9 million and marketable securities of $39.6 million as of November 30, 2024 totaling an aggregate of $225.5 million of cash, cash equivalents, and marketable securities. Our cash equivalents are comprised primarily of money market accounts held at banks, as well as in commercial paper and U.S. treasury bills with original maturities less than three months. Marketable securities are comprised of U.S. government debt, commercial paper, and U.S. agency debt with original maturities greater than three months. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.
In addition, our 2019 Revolver has a variable interest rate which, if drawn upon, would subject us to risks associated with changes in that interest rate. We had no borrowings under the 2019 Revolver during the three months ended November 30, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2024. Based on the evaluation of our disclosure controls and procedures as of November 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Risks Related to the Proposed Merger

The announcement and pendency of our agreement to be acquired by Transcarent may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.

On January 8, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transcarent, Inc., a Delaware corporation (“Transcarent”), and Acorn Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Transcarent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

•market reaction to the announcement of the Merger;
•changes in our business, operations, financial position, and prospects;
•market assessments of the likelihood that the Merger will be consummated;
•the amount of cash offered per share will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•potential adverse effects on our relationships with our current customers, vendors and other business; partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;
•potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;
•the pendency and outcome of the legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and
•the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course in all material respects, and restricting us from taking certain specified actions absent Transcarent’s prior written consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period. These restrictions could adversely impact our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.

The failure to complete the Merger may adversely affect our business and our stock price.

The Merger with Transcarent is subject to a number of conditions, including, among other things, (i) the Company’s receipt of the approval of Company stockholders representing a majority of the voting power of the outstanding shares; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iii) absence of any legal requirement, order or injunction enjoining or otherwise prohibiting the consummation of the Merger. There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

The Merger Agreement with Transcarent limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to (i) solicit, initiate, knowingly induce the making, submission or announcement of, or knowingly facilitate or knowingly encourage any inquiries or the implementation or submission of, or any proposals or offers that would be reasonably expected to lead to, an acquisition proposal, (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or provide any non-public information in connection with any inquiries, proposals or offers that constitute, or would be reasonably expected to lead to, an acquisition proposal, or (iii) enter into or accept any letter of intent, term sheet or acquisition agreement. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended November 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
McHugh Resignation
On January 8, 2025, Colin McHugh, Chief Accounting Officer and the Company’s principal accounting officer, informed the Company of his decision to resign, effective January 17, 2025, to pursue another career opportunity. Mr. McHugh’s decision is due to personal reasons and is not a result of any disagreement with the Company on any matter relating to its operations, policies, or practices. Upon Mr. McHugh’s departure, Stephen Barnes, Chief Financial Officer and the Company’s principal financial officer, will become the Company’s principal financial and accounting officer. The Company and Mr. McHugh entered into a separation agreement for services that he will provide as an advisor to the Company through the Effective Time of the Merger. The Company thanks Mr. McHugh for his many years of service.

Insider Trading Arrangements
During the Company's fiscal quarter ended November 30, 2024, none of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits
See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated April 22, 2021, by and among Registrant, Panda Merger Sub, Inc., PlushCare, Inc., and Fortis Advisors LLC, as stockholder representative, as amended	8-K	001-39348	2.1	June 10, 2021

2.2†	Agreement and Plan of Merger, dated as of January 8, 2025, by and among Registrant, Transcarent, Inc. and Acorn Merger Sub, Inc.	8-K	001-39348	2.1	January 8, 2025

3.1	Amended and Restated Certificate of Incorporation of Accolade, Inc.	8-K	001-39348	3.1	July 10, 2020

3.2	Amended and Restated Bylaws of Accolade, Inc.	S-1/A	333-236786	3.4	February 28, 2020

4.1	Form of common stock certificate of the Registrant	S-1	333-236786	4.1	February 28, 2020

4.2	Fifth Amended and Restated Registration Rights Agreement by and between the Registrant and Certain of Its Stockholders, dated October 2, 2019	S-1	333-236786	4.2	February 28, 2020

4.3	Indenture, dated as of March 29, 2021, by and between Registrant and U.S. Bank National Association, as Trustee	8-K	001-39348	4.1	March 29, 2021

4.4	Form of Global Note, representing Registrant’s 0.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.2)	8-K	001-39348	4.2	March 29, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	Inline Interactive Data Files					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

ACCOLADE, INC. (Registrant)

Date: January 10, 2025	By:	/s/ Rajeev Singh
Rajeev Singh
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: January 10, 2025	By:	/s/ Stephen Barnes
Stephen Barnes
Chief Financial Officer (Principal Financial Officer)

Date: January 10, 2025	By:	/s/ Colin McHugh
Colin McHugh
Chief Accounting Officer (Principal Accounting Officer)